Form 10-Q
period 2022-03-31
ACTELIS NETWORKS INC
filed 2022-06-22
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-41375

ACTELIS NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2160309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

47800 Westinghouse Drive, Fremont, CA 94539

(Address of principal executive offices)

(510) 545-1045

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ASNS	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of June 21, 2022, 17,345,275 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Prospectus on Form 424b, filed on May 16, 2022, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our offering;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success of competing products or technologies that are or may become available;

●	our potential ability to obtain additional financing;

●	our ability to grow the business due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to maintain continued listing of our securities listed on The Nasdaq Capital Market;

●	our public securities’ potential liquidity and trading;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	our anticipated use of the proceeds from our initial public offering (“IPO”); and

●	our financial performance following the date hereof.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions, and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate.

The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date hereof.

ii

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2022

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2022	2021
	U. S. dollars in thousands (except for share and per share amounts)
Assets
CURRENT ASSETS:
Cash and cash equivalents	344	693
Short term bank deposit	262	-
Restricted cash	486	-
Trade receivables, net of allowance for doubtful debts of $61 as of March 31, 2022, and December 31, 2021	1,334	2,147
Inventories	931	897
Prepaid expenses and other current assets	559	398
TOTAL CURRENT ASSETS	3,916	4,135

NON-CURRENT ASSETS:
Property and equipment, net	108	103
Restricted cash	99	102
Severance pay fund	261	266
Operating lease right of use assets	868	-
Long term deposits	76	78
TOTAL NON-CURRENT ASSETS	1,412	549

TOTAL ASSETS	5,328	4,684

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

	March 31,	December 31,
	2022	2021
	U.S. dollars in thousands (except for share and per share amounts)
Liabilities and redeemable convertible preferred stock net of capital deficiency
CURRENT LIABILITIES:
Current maturities of long-term loans	826	758
Warrants	177	177
Trade payables	1,545	1,920
Deferred revenues	612	673
Employee and employee-related obligations	704	703
Accrued royalties	877	818
Convertible loan	5,871	-
Operating lease liabilities	575	-
Other accrued liabilities	1,007	902
TOTAL CURRENT LIABILITIES	12,194	5,951
NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	5,161	5,473
Warrants	3,030	1,972
Convertible Note	2,923	-
Convertible loan	-	4,905
Operating lease liabilities	283	-
Accrued severance	308	315
Other long-term liabilities	65	79
TOTAL NON-CURRENT LIABILITIES	11,770	12,744
TOTAL LIABILITIES	23,964	18,695
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
CONVERTIBLE SERIES A PREFERRED STOCK, $0.0001 par value, 4,986,039 shares authorized as of March 31, 2022, and December 31, 2021; 4,986,039 shares issued and outstanding as of March 31, 2022, and December 31, 2021; aggregate liquidation preference of $5,189 and $4,804 as of March 31, 2022 and December 31, 2021.	2,858	2,858
CONVERTIBLE SERIES B PREFERRED STOCK, $0.0001 par value, 3,002,652 shares authorized as of March 31, 2022, and December 31, 2021; 2,745,004 shares issued and outstanding as of March 31, 2022, and December 31, 2021; aggregate liquidation preference of $4,353 and $4,031 as of March 31, 2022 and December 31, 2021, respectively.	2,727	2,727
TOTAL REDEEMABLE CONVERTIBLE PREFERRED STOCK	5,585	5,585
CAPITAL DEFICIENCY:
Common stock, $0.0001 par value: 11,009,315 shares authorized as of March 31, 2022, and December 31, 2021, respectively; 2,065,864 and 2,047,641 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	*	*
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of March 31, 2022, and December 31, 2021, respectively; 1,783,773 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.	*	*
Additional paid-in capital	2,838	2,824
Accumulated deficit	(27,059)	(22,420)
TOTAL CAPITAL DEFICIENCY	(24,221)	(19,596)
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK NET OF CAPITAL DEFICIENCY	5,328	4,684

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three months ended March 31,
	2022	2021
	U.S. dollars in thousands (except share and per share amounts)

REVENUES	1,868	1,546
COST OF REVENUES	1,286	818
GROSS PROFIT	582	728

OPERATING EXPENSES:
Research and development expenses, net	650	620
Sales and marketing expenses, net	730	411
General and administrative expenses, net	635	322
TOTAL OPERATING EXPENSES	2,015	1,353

OPERATING LOSS	(1,433)	(625)
Financial expenses, net	(3,206)	(54)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(4,639)	(679)

Net loss per share attributable to common shareholders – basic and diluted	$(2.26)	$(0.33)
Weighted average number of common stock used in computing net loss per share – basic and diluted	2,052,134	2,047,641

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CAPITAL DEFICIENCY

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	capital deficiency
	U.S. dollars in thousands (except number of shares)
BALANCE AS OF JANUARY 1, 2021	7,731,043	5,585	2,047,641	*	1,783,773	*	2,771	(17,169)	(14,398)
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2021:
Share based compensation	-	-	-	-	-	-	10	-	10
Net comprehensive loss for the year	-	-	-	-	-	-	-	(679)	(679)
BALANCE AS OF March 31, 2021	7,731,043	5,585	2,047,641	*	1,783,773	*	2,781	(17,848)	(15,067)

BALANCE AS OF JANUARY 1, 2022	7,731,043	5,585	2,050,404	*	1,783,773	*	2,824	(22,420)	(19,596)
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2022:
Exercise of options into common stock	-	-	15,460	*	-	-	*	-	*
Share based compensation	-	-	-	-	-	-	14	-	14
Net comprehensive loss for the year	-	-	-	-	-	-	-	(4,639)	(4,639)
BALANCE AS OF March 31, 2022	7,731,043	5,585	2,065,864	*	1,783,773	*	2,838	(27,059)	(24,221)

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(4,639)	(679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	12
Changes in fair value related to warrants to lenders	1,058	-
Inventories write-downs	43	9
Exchange rate differences	(197)	(130)
Share-based compensation	14	10
Changes in fair value related to convertible loan	966	-
Changes in fair value related to convertible note	1,075	-
Changes in operating assets and liabilities:
Trade receivables	813	435
Net change in operating lease assets and liabilities	(10)	-
Inventories	(77)	75
Prepaid expenses and other current assets	(161)	(68)
Other non-current asset	-	10
Trade payables	(375)	(239)
Deferred revenues	(61)	(249)
Other current liabilities	142	82
Other long-term liabilities	(13)	40
Other accrued liabilities	105	(111)
Net cash used in operating activities	(1,307)	(803)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term bank deposit	(262)	-
Purchase of property and equipment	(15)	(2)
Net cash used in investing activities	(277)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	*	*
Proceeds from convertible note	1,847	-
Proceeds from long-term debt, net of issuance costs	-	2,090
Repayment of long-term loan	(129)	(96)
Net cash provided by financing activities	1,718	1,994

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(197)	(130)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	134	1,189

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	795	671

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	929	1,860

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Three months ended March 31,
	2022	2021
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	344	1,762
Restricted cash, current	486	-
Restricted cash, non-current	99	98
Total cash, cash equivalents and restricted cash	929	1,860

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	164	139

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of networking solutions for IoT and Telecommunication companies. The Company’s customers include providers of telecommunication services and enterprises as well as resellers of the Company’s products.

b.	Following the December 2019 outbreak of Coronavirus (COVID-19) in China and after its spread into a large number of other countries, economic activity has suffered in many regions of the world, including in all markets of the Company (Americas, Europe and Asia as well as specifically Israel). Among other things, the pandemic disrupted supply chains, suppressed the volume of global transportation activity, prompted the Israeli and other governments worldwide to put in place restrictions on movement and employment, and resulted in a drop in the values of financial assets and commodities on global markets. As a result, the Company suffered delays in realization of new orders from its customers, delay in testing of its technologies at customer premises and an inability to conduct business development activities in an effective way. To date, the Company adhered to all state and federal social distancing requirements while prioritizing health and safety for its employees.

c.	The Company has suffered recurring losses from operations, has an accumulated deficit as of March 31, 2022, and December 31, 2021 as well as negative cash outflows from operating activities. The Company monitors its cash flow projections on a current basis. As of the date of issuance of these condensed consolidated financial statements, as a result of the May IPO transaction (see note 12) the Company believes it has the ability to fund its planned operations for at least the next 12 months. However, the Company expects to continue incurring losses and negative cash flows from operations and working capital until its products reach commercial profitability. Therefore, in order to fund the Company’s operations and working capital until such time that the Company can generate substantial revenues, the Company may need to use proceeds from raised capital.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the company, the financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s prospectus, filed with the Securities and Exchange Commission on May 16, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of results that could be expected for the 2022 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

b)	Use of estimates in preparation of financial statements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, Fair value of warrants, convertible note and convertible loan liabilities, inventory write-offs, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

c)	Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.

Restricted cash consists of cash held in restricted accounts, including cash held as collateral for guarantees to third parties and other compensating balances, classified as current or long term based on the expected timing of the disbursement.

d)	Revenue recognition

The Company’s product consists of hardware and an embedded software that function together to deliver the product’s essential functionality. The embedded software is essential to the functionality of the Company’s products. The Company’s products are sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics and access to on-site technical support personnel.

The Company also offers its customers other management software. The Company sells its other non-embedded software either as perpetual or as term-based license.

The Company provides, to certain customers, software updates that it chooses to develop, which the Company refers to as unspecified software updates, and enhancements related to the Company’s management software through support service contracts. The Company also offers its customers product support services which include telephone support, remote diagnostics and access to on-site technical support personnel.

The Company’s customers are comprised of resellers, system integrators and distributors.

The Company follows five steps to record revenue: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) it satisfies its performance obligations.

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. The Company’s contracts do not include additional discounts once product price was set, right of returns, significant financing components or any forms of variable consideration.

The Company uses the practical expedient and does not assess the existence of a significant financing component when the difference between payment and revenue recognition is less than a year. The Company’s service period is for one year and is paid for either up front or on a quarterly basis.

Most of the Company’s contracts are of a single performance obligation (sales of the product with a standard warranty) thus the entire transaction price is allocated to the single performance obligation. For contracts that contain more than one identified performance obligation (such as when the product is sold with services and the management software), the Company determines standalone selling prices taking into account available information such as historical selling prices of each identified performance obligation, geographic location, and market conditions, and allocates the consideration based on the relative stand-alone selling price of each identified performance obligation. In term-based license arrangements (for the management software), the contracts also include the related services, and as such, the Company determines the stand-alone selling price of the term-base license based on a ratio from the perpetual management software license.

Revenue from selling the Company’s product and/or the software management (either as term-based or perpetual license) is recognized at a point in time which is typically at the time of shipment of products to the customer or when the code is transferred, respectively. Revenue from services is (e.g., product support service, software support service or extended warranty) are recognized on a straight-line basis over the service period, as a time-based measure of progress best reflects our performance in satisfying this obligation.

e)	Leases

The Company’s lease accounting policy until December 31, 2021, prior to the adoption of the new lease standard - ASC-842

The Company leases real estate and cars for use in its operations, which are classified as operating leases. Rental expense for the three months ended March 31, 2022 were $158.

The lease expenses are recognized on a straight-line basis over the expected lease term and is included in the operating expenses in the Company’s condensed consolidated statements of operations.

The Company’s lease accounting policy from January 1, 2022, following the adoption of the new lease standard

The Company adopted the new lease standard and all the related amendments on January 1, 2022 and used the effective date as The Company’s date of initial application. Consequently, historical financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods before January 1, 2022.

The new lease standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. The Company has also elected the practical expedient pertaining to the use of hindsight.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means, for those leases, The Company does not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition The Company also elected to apply the practical expedient to not separate lease and non-lease components for its real-estate leases.

Regarding leases denominated in a foreign currency, the related ROU assets are remeasured using the exchange rate in effect at the date of initial recognition; the related lease liabilities are remeasured using the exchange rate in effect at the end of the reporting period.

Certain of the Company’s lease agreements include rental payments based on changes in the CPI. Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. The Company includes these variable payments in the initial measurement of the lease right-of-use asset and lease liability. On the effective date, the Company included, in the initial measurement of the ROU asset and lease liability, the lease payments based on the then-current CPI.

In lease agreements that include extension options, the lease term includes the options to extend the lease, only to the extent it is reasonably certain that the Company will exercise such extension options.

The application of ASC 842 has resulted in the recognition of approximately $1,046 ROU assets and lease liabilities on the Company’s balance sheet as of the effective date, and in the requirement to provide significant new disclosures regarding the Company’s leasing activities and to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. However, the adoption of this standard does not have a significant impact on the Company’s consolidated statements of comprehensive loss and consolidated statements of cash flows. See note 7 for further discussion.

Sublease

In October 2021, the Company entered a sublease agreement for its offices in the USA.

The Company applies the guidelines in ASC-842 regarding subleases, which states that the classification should be based on the underlying asset being subleased and concluded that the sublease is an operating lease where the Company is the Lessor.

The sublease income is recognized on a straight-line basis over the expected lease term and is included in the operating expenses in the Company’s condensed consolidated statements of operations.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f)	Fair value of financial instruments

Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

		Fair value measurements at March 31, 2022
Description	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	$99	$99	$-	$-

Liabilities:
Convertible Loan (See Note 5)	$5,871	$-	$-	$5,871
Warrants (See Note 6)	$3,207	$-	$-	$3,207
Convertible note (See Note 4)	$2,923	$-	$-	$2,923

		Fair value measurements at December 31, 2021
Description	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	$102	$102	$-	$-

Liabilities:
Convertible Loan (See Note 5)	$4,905	$-	$-	$4,905
Warrants (See Note 6)	$2,149	$-	$-	$2,149

As of March 31, 2022, and December 31, 2021, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, trade receivables, trade payables long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

g)	Concentration of risk

The Company has a major customer, representing 59% and 9% of the Company’s revenues during the three months ended March 31, 2022, and 2021, respectively and 60% and 47% of the Company Trade receivables balance as of March 31, 2022 and December 31, 2021 respectively. The Company does not see any credit risk regarding this debt, as most of the remaining balance was paid off.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

h)	Accounting standards updates not yet adopted

As an emerging growth company, the Jumpstart Our Business Startup Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020, through December 31, 2022.

The Company’s exposure to reference rate reform is due to royalties payments the Company is obligated to pay for research and development grants received from the Government of Israel (see note 8b). As of the date of these condensed consolidated financial statements, the Israeli Innovation Authority (“IIA”) did not determine an alternative benchmark rate to the LIBOR. However, the Company will consider this guidance as future modifications are made.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

In June 2020 issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

i)	Reverse split

On April 15, 2022 (the “Closing Date”), the Company’s Board of Directors approved a Reverse Stock Split in the ratio of forty-six to-one. The Reverse Stock split became effective as of May 2, 2022.

The Company accounted for the Reverse Stock Split on a retroactive basis pursuant to ASC 260. As a result, all common stock, Non-voting Common stock, Preferred stock and options outstanding and exercisable for common stock, exercise prices and income (loss) per share amounts have been adjusted, on a retroactive basis, for all periods presented in these condensed consolidated financial statements, to reflect such Reverse Stock Split.

NOTE 3 – INVENTORIES:

	March 31,	December 31,
	2022	2021
Raw materials	429	356
Finished goods	502	541
	931	897

Inventories write-downs totaled to $43 and $9 during the three months ended March 31, 2022, and December 31, 2021 respectively.

NOTE 4 – CONVERTIBLE NOTE:

During December 2021 to March 2022, the Company offered up to $3,000 of the Company’s 6% convertible note where both principal and 6% annual interest are due three years from the date of execution (the “Notes”). The Notes were subject to optional and mandatory conversion into shares of the Company’s Common stock, $0.0001 par value. In January 2022 the Company performed a first closing of $2,100 convertible notes out of the $3,000 offered, which private placement was completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act and was funded by this amount (less fees and expenses). The notes may be converted at any time by the holders into common stock and automatically converted to common stock upon the consummation of an Initial Public Offering. The conversion price for the notes will be at a 40% discount. If the Initial Public Offering will not consummate, at an optional conversion, the conversion price for the notes will be at a 40% discount based on $50 million. If an Initial Public Offering will not consummate within 18 months, the note value becomes 110% of its then balance See Note 12 for further details.

The Company has determined that the predominant scenario is the IPO event. The Company measured the convertible note in its entirety at fair value with changes in fair value recognized as financial income or loss in accordance with ASC 480-10. The Company measured the notes in its entirety at fair value with changes in fair value recognized as financial income or loss in accordance with ASC 480-10.

The Company recorded financial expenses during the three months ended March 31, 2022 in the amount of $1,075.

As of March 31, 2022, due to the lack of an active market, the fair value of the note was determined using a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM). As such, the fair value of the notes was categorized within Level 3 in accordance with ASC 820.

The valuation was performed under scenarios of IPO, estimated at 75% (2021: 37.5%) of an IPO occurring in May 2022 (2021: May 2022) and staying private, estimated at 25% (2021: 62.5%) using a volatility of 58%, a risk-free rate of 2.41% and an expected term of 0.17 years in the scenario of IPO and 2.75 years in the scenario of staying private.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 5 – CONVERTIBLE LOAN:

As of March 31, 2022, and December 31, 2021, the estimated fair value of the convertible loan agreement (“the CLA”) was based on a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM); therefore, it is categorized as Level 3 in accordance with ASC 820.

The valuation was performed under a scenario of an IPO and staying private.

The IPO scenario was estimated at 75% (2021: 37.5%) of an IPO occurring in May 2022 (2021: May 2022). Upon consummation of an IPO, the holders of the CLA have the right to convert the principal amount of the loan into common stock at a conversion price per common stock reflecting a discount of 30% plus an additional 1% for each two calendar months following March 2017.

In addition, the holders of the CLA would be entitled to an additional discount of 40% pursuant to convertible note subscription agreement from January 2022. Under this scenario, the fair value of the CLA was estimated at the conversion value using a discount of 77.2% (2021: 77.2%) on the anticipated value of a common stock and a risk adjusted discount rate of 21.4% (2021: 20.8%). The remain private scenario estimated a 25% (2021: 62.5%) probability of remaining private for an expected period of 2.75 years (2021: 3 years) and an equity value of $26.5 million (2021: $24.3 million). The Company applied a volatility of 58% (2021: 58%) and a risk-free rate of 2.41% (2021: 0.97%).

The following is a roll forward of the fair values:

	March 31,	December 31,
	2022	2021
Fair value at the beginning of the year	4,905	3,563
Change in fair value reported in statement of comprehensive loss	966	1,342
	5,871	4,905

The Company recorded financial expenses during the three months ended March 31, 2022 and 2021 in the amount of $966 and $0, respectively.

NOTE 6 – WARRANTS:

The following is a roll forward of the fair values:

	March 31,	December 31
	2022	2021

Outstanding as of beginning of period	2,149	1,023
Fair value changes	1,058	1,031
Additions	-	95
Outstanding as of end of period	3,207	2,149

As of March 31, 2022, and December 31, 2021 the estimated fair value of the warrants was based on a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM) using Level 3 inputs. The valuation was performed under scenarios of an IPO estimated at 75% (2021: 37.5%) of an IPO occurring in May 2022 (2021: May 2022) and staying private estimated at 25% (2021: 62.5%), using a volatility of 58% (2021: 58%), a risk-free rate of 2.41% (2021: 0.97%) and an expected term of 0.17 years (2021: 0.4 years) in the scenario of IPO and 2.75 years (2021: 3 years) in the scenario of staying private.

The Company recorded financial expenses during the three months ended March 31, 2022 and 2021 in the amount of $1,058 and $0, respectively, in connection with these warrants.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 – LEASES:

1)	The Company has an operating lease agreement for its facility in the USA, which expires on March 31, 2024. The Company is not reasonably certain that it will exercise the 5-year extension option and hence, the extension period was excluded from the measurement of the ROU asset and the lease liability. The lease payments are denominated in USD.

2)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expires on April 30, 2023. The Company does not have an option for extending the lease agreement. The lease payments are denominated in ILS and are indexed to the consumer price index.

3)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the USA. The sublease ends March 31, 2024.

4)	The Company leases its motor vehicles under operating lease agreements.

5)	The Company adopted the new accounting standard ASC 842 “Leases” and all related amendments on January 1, 2022 and used the effective date as The Company’s date of initial application.

6)	In October 2021, the Company entered into a sublease agreement for its offices in the USA. The sublease ends March 31, 2024. The sublease is classified as an operating lease. The Company recognized lease income from the sublease referenced in 3) above during the first quarter of 2022 in an amount of $41.

Supplemental information related to leases are as follows:

March 31,
2022
Operating leases:
Operating lease right-of-use assets-Short term	804
Current Operating lease liabilities	557
Non-Current Operating lease liabilities	239
Total Operating lease liabilities	796

Other information:

March 31,
2022
Operating cash flows from operating leases (cash paid in thousands)	161
Weighted Average Remaining Lease Term	1.51
Weighted Average Discount Rate	2.5%

The lease costs components are as follows:

March 31,
2022
Operating lease cost	158
Variable lease cost	3
Total lease cost	161

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 – LEASES (continued):

Maturities of operating lease liabilities were as follows:

March 31,
2022	413
2023	327
2024	68
Total operating lease payments	808
Less: imputed interest	(12)
Present value of lease liabilities	796

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

a.	As of December 31, 2021, the Company was obligated under noncancellable operating lease agreements for certain sales offices and vehicles.

Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31:

2022	573
2023	294
2024	42
Total minimum lease payments	909

The lease fees expensed in each of the three months ended March 31, 2022 and for the year ended December 31, 2021, were $156 and $516 respectively

b.	The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest based on LIBOR. The Company may be required to pay royalties based on previous years funding in periods after March 31, 2022, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of March 31, 2022, the Company received approximately $14,300 (approximately $15,500 including LIBOR) and repaid approximately $10,000.

As of March 31, 2022, and December 31, 2021, the Company had a liability to pay royalties in the amount of approximately $877 and $818, respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 9 – CAPITAL DEFICIENCY:

Share-based compensation

A summary of the Company’s share option activity under option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2021	879,251	$0.0874	6.25
Granted	43,261	$1.3616
Exercised	2,763	$0.1058
Expired and forfeited	29,256	$0.0874

Outstanding – December 31, 2021	890,493	$0.1518	5.43

Exercisable – December 31, 2021	801,562	$0.276	5.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2022	890,493	$0.1518	5.43
Granted	-	$-
Exercised	15,459	$0.0725
Expired and forfeited	1,862	$0.1058

Outstanding – March 31, 2022	873,172	$0.1516	4.83

Exercisable – March 31, 2022	799,692	$0.0917	5.13

NOTE 10 – BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common stock and fully vested RSUs outstanding during the period. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible preferred stock, convertible note and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan and convertible note, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments.

Options to purchase 873,172 and 890,493 shares of common stock at an average exercise price of $0.1516 and $0.1518 per share were outstanding as of March 31, 2022 and December 31, 2021, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 10 – BASIC AND DILUTED LOSS PER SHARE (continued):

Preferred stock, which was convertible into 7,731,043 shares of common stock was outstanding as of March 31, 2022 and 2021 but was not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

The convertible loan was not included in the calculation of the diluted loss per share as the loan is convertible into shares only on contingent event which have yet to occur as of March 31, 2022 and 2021.

The convertible note was not included in the calculation of the diluted loss per share as the note is convertible into shares only on contingent event which have yet to occur as of March 31, 2022 and 2021.

Warrants are convertible into 256,242 and 120,899 of the Company’s preferred stock were outstanding as of March 31,2022 and 2021, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants are convertible into 77,366 and 12,042 of the Company’s common stock were outstanding as of March 31, 2022 and 2021, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

NOTE 11 – ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months Ended March 31
	2022	2021
North America	568	1,019
Europe, the Middle East and Africa	1,203	440
Asia Pacific	97	87
	1,868	1,546

b.	Revenues from contract liability:

	March 31,	December 31,
	2022	2021

Opening balance	673	581
Revenue recognized from contract liabilities	(220)	(909)
Additions	159	1,001
Remaining performance obligations	612	673

The Company’s remaining performance obligations will be completed by March 31, 2023.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

c.	The Company’s long-lived assets are located as follows:

Property and Equipment, net:

	March 31,	December 31,
	2022	2021

Israel	105	101
North America	3	2
	108	103

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

Three months Ended March 31, 2022
%

Customer A (*)	59%	1,114

(*)	Included in Europe, the Middle East and Africa.

	Three months Ended March 31, 2021
	%

Customer A	21%	270
Customer B	11%	145

The majority of the Company’s revenues are recognized at a point in time.

NOTE 12 – IPO:

On May 17, 2022, the Company finalized its IPO, offering of an aggregate of 4,212,500 shares of common stock, including the partial exercise by the underwriter of its option to purchase 462,500 additional shares of common stock, at a price to the public of $4.00 per share.

The net proceeds from the offering, including the over-allotment, to the Company were approximately $15.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

As a result of the IPO, the Company issued common stock as described below:

a.	Conversion of the convertible loan agreement -the Company issued 1,638,161 shares of common stock.

b.	Convertible preferred stock - the Company issued 7,731,083 common stock (on a one (1) for one (1) basis).

c.	Conversion of Warrants:

a.	The Company issued 180,000 shares of common stock to Migdalor as part of the loan agreement with Migdalor.

b.	The Company issued 617,567 shares of common stock to Mizrahi-Tefahot Bank.

d.	Convertible notes granted in the Company’s offering during December 2021 and March 2022 the Company issued 900,096 shares of common stock.

e.	The Company redeemed 1,783,773 shares of non-voting common stock for their par value.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 13 – SUBSEQUENT EVENTS:

The Company evaluated subsequent events occurring through June 22, 2022, the date that these financial statements were originally available to be issued, and determined the following subsequent events occurred that would require disclosure in these financial statements:

a.	Promissory note repayment agreement

On February 20, 2015, the Company made a loan to the CEO, in the principal amount of $106, which loan was evidenced by a secured, non-negotiable promissory note. In April 2022, the Company entered into a Securities Purchase and Loan Repayment Agreement with the CEO, pursuant to which the CEO sold to the Company 27,699 shares for a purchase price equal to $4.55 per share for an aggregate purchase consideration of $126. In lieu of paying the CEO the Purchase Consideration for the shares in cash, the Purchase Consideration was used to repay in full the outstanding loan amount and accrued interest owed to the Company by the CEO, and the promissory Note was terminated.

b.	During April 2022, the Company performed a second closing of $60 convertible notes of the Company’s offering described in Note 4 above.

c.	Change in authorized stock

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 42,803,774 shares from 11,009,315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

d.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI did not change the Company’s authorized shares of common stock and preferred stock of 42,803,774 authorized shares of common stock., 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. (or “Actelis”) and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our prospectus dated May 12, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Prospectus and the Special Note Regarding Forward Looking Statements above.

Overview

Actelis is a networking solutions company with a mission to enable cyber secure, rapid deployment networking for all for wide-area Internet of Things, or IoT, projects, enabling applications in Smart Cities, Smart Campuses, airports, military bases, Smart Roads, Smart Rail, and utilities.

Our patented hybrid fiber-copper networking solutions deliver excellent communication over fiber to locations that may be easy to reach with new fiber. However, for locations that are difficult to reach with fiber, we can upgrade existing copper lines, to deliver cyber-hardened, high-speed connectivity without needing to replace the existing copper infrastructure with new fiber. We believe that such hybrid fiber-copper networking solution has distinct advantages in most real-life installations, providing significant budget savings and accelerating deployment of modern IoT networks. We believe that our solutions can provide connectivity over fiber or copper up to multi-Gigabit communication, while supporting Gigabit-Grade reliability and quality.

When high-speed, long reach, high reliability and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines rather than wireless communication that is more limited in performance, reliability and security. However, wireline communication infrastructure is costly, and often accounts for more than 50% of total cost of ownership (ToC) and time to deploy wide-area IoT projects.

Typically, providing new fiber connectivity to hard-to-reach locations is costly and time-consuming, often requiring permits for boring, trenching, and right-of-way. Connecting such hard-to-reach locations, may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges.

By alleviating difficult challenges in connectivity, we believe that Actelis’ solutions are making a significant difference: effectively accelerating deployment of IoT projects, and making IoT projects more affordable and predictable to plan and budget.

Our solutions also offer end-to-end network security to protect critical IoT data, utilizing a powerful combination of coding and encryption technologies, applied as required on both new and existing infrastructure within the hybrid-fiber-copper network. Our solutions have been tested for performance and security by the U.S. Department of Defense, or the U.S. DoD, laboratories, and approved for deployment with U.S. Federal Government and U.S. defense forces.

As of March 31, 2022, we had more than 300 customers, such as cities, road and rail authorities, utilities and military organizations. We experienced an average annual sales growth in our IoT business of more than 20% each year from 2018 through 2021 in booking of orders from customers in the IoT market.

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, providing connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the wide-area IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers.

We currently have one outstanding loan with Migdalor Business Investments Fund, or Migdalor, in the original principal amount of approximately $6 million which is secured by all our assets, which remains outstanding as of March 31, 2022. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We expect to continue repaying the principal and interest of the Migdalor Loan from our operating cash flow.

Initial Public Offering

On May 17, 2022, we closed our IPO of common shares, in which we sold a total of 4,212,500 shares of common stock at $4 per share, including 462,500 shares pursuant to the partial exercise of the underwriters’ over-allotment option, for total net proceeds of $15.4 million after deducting underwriting discounts and commissions of $1.4 million before additionally paid offering expenses of approximately $1.0 million amounting to proceeds available to the Company of $14.4 million.

Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 7,731,083 shares of common stock on a one-for-one basis. For additional information, see Note 12 to our Condensed Consolidated Financial Statements.

Impact of COVID-19 Pandemic

Following the outbreak of COVID-19 in China and after its spread into a large number of other countries, economic activity has suffered in many regions of the world, including in all of our markets (Americas, Europe and Asia as well as specifically Israel). Among other things, the epidemic disrupted supply chains, suppressed the volume of global transportation activity, prompted the Israeli and other governments worldwide to put in place restrictions on movement and employment, and resulted in a drop in the values of financial assets and commodities on global markets. Factors such as the extent of continued spread or containment of the virus may impact our results. We suffered delays in realization of certain new orders from our customers, delay in testing of some of our new technologies in customer premises and difficulty conducting business development activities in an effective way (face-to-face). In addition, we had to increase our credit lines by $2.0 million to support the loss of revenue and profit.

Below are some of the specific ways we have responded to the current pandemic:

●	Adhered to all governmental social distancing requirements while prioritizing health and safety for our employees. We allow team members to work remotely, allowing us to continue providing uninterrupted sales and service to our customers throughout the year.

●	Emphasized and established cost savings initiatives, cost control processes, and cash conservation to preserve liquidity.

●	Retained key employees by continuing to provide them with competitive compensation and the tools required to be successful in their jobs.

●	Successfully applied for and received various financial aid and government assistance.

●	Helped our customers respond to the changes in the market, improve their return on investment, or ROI, and expand their service coverage, by providing them quick-to-deploy, cost effective networking solutions to accommodate trends such as transition to remote learning and work, emphasis on outdoor projects and activities, and government funded infrastructure initiatives.

●	Worked closely with our contract manufacturing partners to help them navigate challenges in supply chain and deliveries.

●	Helped customers manage their plans subject to the change in supply availability.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2022	2021
	(dollars in thousands)
Revenues	$1,868	$1,546
Cost of revenues	1,286	818
Gross profit	582	728
Research and development expenses, net	650	620
Sales and marketing, net	730	411
General and administrative, net	635	322
Operating loss	(1,433)	(625)
Financial expenses, net	(3,206)	(54)
Net Comprehensive Loss for the period	$(4,639)	$(679)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Our revenues for the three months ended March 31, 2022 amounted to $1.9 million, compared to $1.5 million for the three months ended March 31, 2021. The increase was primarily attributable to $763,000 of revenues generated from Europe, the Middle East and Africa, offset by a decrease of $451,000 in revenues generated from North America.

 Cost of Revenues

Our cost of revenues for the three months ended March 31, 2022, amounted to $1.3 million compared to $0.8 million for the three months ended March 31, 2021. The increase was mainly due to the increase in revenues, as well as a change in the product mix and an increase in the cost of components and manufacturing driven by supply shortages and shipment costs.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2022 amounted to $0.6 million compared to $0.6 million for the three months ended March 31, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2022 amounted to $0.7 million compared to $0.4 for the three months ended March 31, 2021. The increase in comparison with the corresponding period was mainly associated with increased investments in sales and marketing, specifically in payroll in the amount of $131,000, mainly due to hiring of sales and marketing employees, increase in commission expenses in the amount of $72,000 due to the higher revenues and other professional services in the amount of $74,000.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2022 amounted to $0.6 million compared to $0.3 million for the three months ended March 31, 2021. The increase was mainly due to professional services attributed to the work towards the IPO completed in May 2022.

Operating Loss

Our operating loss for the three months ended March 31, 2022, was $1.4 million, compared to an operating loss of $0.6 million for the three months ended March 31, 2021. The increase was mainly due to the decrease in gross profit of $146,000 and $662,000 of operating expenses.

Financial Expenses, Net

Our financial expense, net for the three months ended March 31, 2022 was $3.2 million compared to $0.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we incurred financial expenses mainly due to increases in fair value of various financial instruments, such as convertible loan, note and warrants in the amount of $3.1 million.

Net Loss

Our net loss for the three months ended March 31, 2022 was $4.6 million, compared to net loss of $0.7 million for the three months ended March 31, 2021. The increase was primarily due to the increase in financial expenses, resulting from the increases in fair value of various financial instruments, as well as an increase in cost of revenues and operating expenses.

Non GAAP adjusted EBITDA

(U.S. dollars in thousands)	Three months Ended March 31, 2022	Three months Ended March 31, 2021
Revenues	$1,868	$1,546
GAAP net loss	(4,639)	(679)
Interest Expense	$3,206	$54
Tax Expense	12	37
Fixed asset depreciation expense	10	12
Stock based compensation	14	10
Research and development, capitalization	142	181
Net change in operating lease assets and liabilities	10	—
Other one time costs and expenses	288	—
Non-GAAP Adjusted EBITDA	(957)	$(385)
GAAP net loss margin	(248.35)%	(43.92)%
Adjusted EBITDA margin	(51.23)%	(24.90)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA, and backlog of customer open orders are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments but not for comparison to budgeted operating results. We reference measures of performance that cannot yet be reflected in our financial results such as backlog of customer open orders. We believe the supplemental adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight. Adjusted results should be considered only in conjunction with results reported according to GAAP.

(U.S. dollars in thousands)	Three months Ended March 31, 2022	Three months Ended March 31, 2021
Revenues	$1,868	$1,546
Non-GAAP Adjusted EBITDA	(957)	(385)
as a percentage of revenues	(51.23)%	(24.90)%

Backlog of Customer Open Orders

Our backlog of customer open orders consists of product orders for which we have received a customer purchase order, and which have not yet been shipped. Orders are generally not subject to cancellation or rescheduling by the customer. We believe the review of backlog of customer open orders together with revenues is useful to investors because it provides important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. As of March 31, 2022, our firm backlog of customer open orders was $4.2 million and as of March 31, 2021, our firm backlog of customer open orders was $1.9 million. In almost all cases, the backlog of customer open orders has been caused by the current global delays in supply in electronic components. We expect the majority of the backlog of customer open orders as of March 31, 2022 is expected to be shipped during 2022.

(U.S. dollars in thousands)	Three months End ed March 31, 2022	Three months Ended March 31, 2021
Revenues	$1,868	$1,546
Backlog of Open Orders(1)	$4,182	$1,894

(1)	Presented as of March 31 for each year.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the IIA. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity following this offering are expected to be the net proceeds from this offering and cash generated from our operations.

Our future capital requirements will be affected by many factors, including our revenues growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs, repayment of principal of our existing credit line, working capital to support securing raw material supply and many other factors as described under “Risk Factors.”

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

Throughout 2022, we incurred substantial costs and expenses to build our infrastructure and prepare for growth, which included incurring legal and accounting fees in preparation for its IPO, which was completed in May 2022.

Our revenues for the three months ended March 2022 increased by 21% over revenues for the three months ended March 31, 2021, as product demand continued to rise, and as we made some progress in resolving supply shortages. In addition, backlog of customer open orders remained high, as of March 31, 2022 as we had a balance of $4.2 million, compared to a balance of $1.9 million as of March 31, 2021, representing an increase of 121%.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash used in operating activities	$(1,307)	$(803)
Net cash used in investing activities	(277)	(2)
Net cash provided by financing activities	1,718	1,994
Net change in cash	$134	$1,189

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $0.9 million compared to $0.8 million of cash, cash equivalents and restricted cash as of December 31, 2021.

Cash used in operating activities amounted to $1.3 million for the three months ended March 31, 2022, compared to $0.8 for the three months ended March 31, 2021. The increase in cash used in operating activities was mainly due to increase in operating expenses, as well as our IPO expenses.

Net cash used in investing activities was $0.03 million for the three months ended March 31, 2022, compared to cash used in investing activities of $0 for the three months ended March 31, 2021. The increase from the corresponding period was mainly due to change in short term deposits and purchasing of property and equipment.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2022, compared to $2.0 million for the three months ended March 31, 2021. The cash flow from financing activities for the three months ended March 31, 2022 resulted from proceeds from issuance of convertible notes, related to the private placement first closing. See note 4 to the condensed consolidated financial statements.

Initial Public Offering

On May 17, 2022, the Company completed its IPO. See Note 12 of the Condensed Consolidated Financial Statements. Net proceeds from the IPO totaled $15.4, net of underwriting discounts and commissions of $1.4. Additionally, the Company paid offering expenses of approximately $1.0 million, amounting to proceeds available to the Company of $14.4 million.

In connection with the IPO and as discussed in Note 12 to the condensed consolidated financial statements, the following transactions occurred subsequent to March 31, 2022: (i) The redeemable convertible Series A and Series B Preferred Stock were converted into an aggregate of 7,731,083 shares of common stock; (ii) The convertible notes and convertible loan were converted into an aggregate of 2,538,257 shares of common stock, (iii) The outstanding warrants issued to Migdaor and Mizrahi-Tefahot Bank were converted into an aggregate 797,567 shares of common stock and (iv) we incurred approximately $1.0 million of IPO expenses.

The following table illustrates the impact, on a pro forma basis, of these transactions, in connection with the Company’s IPO on certain condensed consolidated balance sheet line items as if the transactions described in the preceding paragraph, together with the impact of approximately $1.0 million of IPO expenses, had occurred on March 31, 2022.

	As of March 31, 2022 (Unaudited)
(U.S. dollars in thousands)	As reported (presented elsewhere in this Form 10-Q) (Unaudited)	Pro Forma As Adjusted(1) (Unaudited)
ASSETS:
Current assets	$3,916	$18,338
Non-current assets	1,412	1,412
Total assets	5,328	19,750
LIABILITIES:
Current liabilities	$12,194	$6,146
Non-current liabilities	11,770	6,016
Total Liabilities	23,964	12,162
REDEEMABLE CONVERTIBLE PREFERRED STOCK:	$5,585	$-
(CAPITAL DEFICIENCY) SHAREHOLDERS’ EQUITY:
Total Shareholder’s Equity (Capital Deficiency)	$(24,221)	$7,588
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK NET OF (CAPITAL DEFICIENCY) SHAREHOLDERS’ EQUITY	$5,328	$19,750

We believe that as a result of the IPO, as can be seen in the financial instrument restructuring that occurred in connection therewith as described above, we currently have sufficient cash to meet our expected funding requirements over the next twelve months. However, We have experienced, and we continue to experience, negative operating margins and cash outflows from operating activities. We may need to raise additional capital in the future to expand our presence in the marketplace and achieve operating efficiencies, and to accomplish our long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available

We do not have any material commitments for capital expenditures during the next twelve months.

We may need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, or we may have to cease our operations, which would have a material adverse effect on our business, results of operations and financial condition.

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported.

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the Financial Accounting Standards Board, or FASB. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were not effective as of March 31, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Previously Identified Material Weakness and Plans to Remediate

In connection with the preparation of our financial statements as of and for the years ended December 31, 2021 and 2020 and as disclosed in our Prospectus filed with the SEC on May 17, 2022 pursuant to Rule 424(b) under the Securities Act, we identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient number of finance personnel to allow for adequate segregation of duties. We concluded that the material weakness in our internal control over financial reporting occurred because, prior to our IPO, as a private company we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

As we have thus far not needed to comply with Section 404 of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of this deficiency, we believe that it is possible that certain additional control deficiencies and material weaknesses may have been identified if such an evaluation had been performed.

We are working to remediate the material weakness. Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the deficiencies and address material weaknesses. Specifically:

●	We will hire qualified personnel in our accounting department. We will continue to evaluate the structure of the finance organization and add resources as needed;

●	We are implementing additional internal reporting procedures, including those designed to add strength to our review processes and improve our segregation of duties; and

●	We are redesigning and implementing common internal control activities; and we will continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility and accountability to enable remediating our material weaknesses.

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weakness. We believe our remediation actions will be effective in remediating the material weakness identified, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness above is not remediated as of March 31, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II – Other Information

Item 1. Legal Proceedings.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated May 12, 2022, filed with the Securities and Exchange Commission (“SEC”) in accordance with Prospectus in connection with our IPO. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a.	Unregistered Sales of Equity Securities

Convertible Notes

From December 2021 through April 2022, we offered up to $3.0 million of our 6% convertible notes due three years from the date of execution, or the Notes. The Notes were subject to optional and mandatory conversion into shares of our common stock, $0.0001 par value. We closed a private placement of $2,160,200 convertible notes in a private placement pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities, LLC. (the “Underwriter”) acted as placement agent in the private placement and received commissions of $151,214, plus expenses and five-year warrants to purchase a number of shares of common stock equal to 7% of number of shares of common stock into which the Notes convert. The Notes may be converted at any time by the holders into common stock. The conversion price for the Note will be at a 40% discount (and no less than $2.40 per share). We believe that the issuance was exempt from registration under the Securities Act in reliance on Rule 506(b) of the Securities Act.

Common Stock Issued Upon Conversion of Preferred Stock

Immediately prior to the completion of the IPO, on May 16, 2022, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 42,803,774 shares consisting of 30,000,000 shares of common stock, 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock. Immediately prior to the completion of the IPO, 7,731,083 outstanding shares of redeemable convertible preferred stock were converted into 7,731,083 shares of common stock. The issuance of such shares of our common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

b.	Use Of Proceeds

On May 12, 2022, our Registration Statement on Form S-1 was declared effective by the SEC for our IPO. We began trading on the Nasdaq Capital Market on May 13, 2022, and the transaction formally closed on May 17, 2022. In connection with our IPO, we issued and sold an aggregate of 4,212,500 shares of common stock at a price of $4.00 per share, including 462,500 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option. The sole book-running manager for the IPO was Boustead Securities, LLC.

Upon the closing of the IPO, we issued an underwriter’s warrant to Boustead Securities, LLC entitling it to purchase 294,875 shares of common stock at an exercise price of $5.00. We received net proceeds of approximately $15.4 million, after deducting underwriting discounts and commissions of $1.4 million and additionally paid offering expenses of approximately $1.0 million amounting to proceeds available to the Company of $14.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy, except for an aggregate amount of $210,000, paid to both our Chief Executive Officer and Chief Financial Officer, as disclosed in the Prospectus.

The offer and sale of our common stock units in our IPO was effected through a Registration Statement on Form S-1 (File No. 333-264321).

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 16, 2022 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Form of Twenty-Fourth Amended and Restated Certificate of Incorporation (1).
3.2	Form of Amended and Restated Bylaws of the Registrant (1).
10.1	Amended and Restated Stockholders Agreement, dated February 2, 2016, by and among Actelis Networks, Inc. and each of its common and preferred shareholders listed thereto (2).
10.2	Lease by and between Actelis Networks Israel, Ltd. and Moshe Smucha, dated January 13, 2000 (3).
10.3	First Amendment to the Lease and Management Agreements from October 22, 2017, by and between Homerton Investments, Ltd. and Actelis Networks Israel Ltd., dated April 14, 2021 (3).
10.4	Form of Service Agreement with Dr. Ram Vromen, dated December 27, 2021 (3).
10.5	Form of Restricted Stock Repurchase Agreement with Company CEO Mr. Tuvia Barlev dated February 20, 2015 (3).
10.6	Form of secured non-negotiable Promissory Note between the Company and Mr. Tuvia Barlev dated February 20, 2015 (2).
10.7	Employment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated February 15, 2015 (2).
10.8	Offer letter between Actelis Networks, Inc. and Mr. Yoav Efron dated November 30, 2017 (2).
10.9	Employment Agreement between Actelis Networks Israel, Ltd. And Mr. Yoav Efron dated November 30, 2017 (3).
10.10	Consulting Agreement between Actelis Networks, Inc. and Barlev Enterprises dated February 20, 2015 (2).
10.11	Actelis Networks, Inc. 2015 Equity Incentive Plan (2).
10.12	Amendment No. 1 to 2015 Equity Incentive Plan (2).
10.13	Form of Director and Officer Indemnification Agreement (3).
10.14	Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated December 2, 2020 (2).
10.15	Amendment Number 1 to Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated November 17, 2021 (2).
10.16	Offer letter between Actelis Networks, Inc. and Mr. Bruce Hammergren, dated January 20, 2015 (4).
21.1	Subsidiaries of the Registrant (2).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on May 10, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 15, 2022 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on May 2, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on May 5, 2022 and incorporated by reference herein.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: June 22, 2022	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2022	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)