Form 10-Q
period 2022-06-30
ACTELIS NETWORKS INC
filed 2022-08-11
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-41375

ACTELIS NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2160309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4039 Clipper Court, Fremont, CA 94538

(Address of principal executive offices)

(510) 545-1045

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ASNS	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 10, 2022, 17,317,572 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Prospectus on Form 424b, filed on May 16, 2022, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2022

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2022	December 31, 2021
	U. S. dollars in thousands (except for share and per share amounts)
Assets
CURRENT ASSETS:
Cash and cash equivalents	12,286	693
Short term bank deposit	71	-
Restricted cash	770	-
Trade receivables, net of allowance for doubtful debts of $61 as of June 30, 2022, and December 31, 2021	3,109	2,147
Inventories	908	897
Prepaid expenses and other current assets	1,133	398
TOTAL CURRENT ASSETS	18,277	4,135

NON-CURRENT ASSETS:
Property and equipment, net	99	103
Restricted cash	91	102
Severance pay fund	234	266
Operating lease right of use assets	776	-
Long term deposits	82	78
TOTAL NON-CURRENT ASSETS	1,282	549

TOTAL ASSETS	19,559	4,684

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

	June 30, 2022	December 31, 2021
	U.S. dollars in thousands (except for share and per share amounts)
Liabilities and redeemable convertible preferred stock and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Current maturities of long-term loans	768	758
Warrants	74	177
Trade payables	1,659	1,920
Deferred revenues	669	673
Employee and employee-related obligations	780	703
Accrued royalties	968	818
Operating lease liabilities	505	-
Other accrued liabilities	1,054	902
TOTAL CURRENT LIABILITIES	6,477	5,951
NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	4,564	5,473
Deferred revenues	231	-
Warrants	-	1,972
Convertible loan	-	4,905
Operating lease liabilities	190	-
Accrued severance	279	315
Other long-term liabilities	61	79
TOTAL NON-CURRENT LIABILITIES	5,325	12,744
TOTAL LIABILITIES	11,802	18,695
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
CONVERTIBLE SERIES A PREFERRED STOCK, $0.0001 par value, 4,986,039 shares authorized as of December 31, 2021; 0 and 4,986,039 shares issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of $5,091 as of December 31, 2021.	-	2,858
CONVERTIBLE SERIES B PREFERRED STOCK, $0.0001 par value, 3,002,652 shares authorized as of December 31, 2021; 0 and 2,745,004 shares issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of $4,271 as of December 31, 2021.	-	2,727
TOTAL REDEEMABLE CONVERTIBLE PREFERRED STOCK	-	5,585
SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Common stock, $0.0001 par value: 30,000,000 and 11,009,315 shares authorized as of June 30, 2022, and December 31, 2021, respectively; 17,317,572 and 2,047,641 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	*
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 0 and 1,783,773 shares issued and outstanding as of June 30, 2022, and December 31, 2021.	-	*
Additional paid-in capital	36,469	2,824
Accumulated deficit	(28,713)	(22,420)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	7,757	(19,596)
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	19,559	4,684

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	U.S. dollars in thousands (except share and per share amounts)

REVENUES	3,081	3,027	4,949	4,573
COST OF REVENUES	1,159	1,288	2,445	2,106
GROSS PROFIT	1,922	1,739	2,504	2,467

OPERATING EXPENSES:
Research and development expenses, net	676	646	1,326	1,266
Sales and marketing expenses, net	837	538	1,567	949
General and administrative expenses, net	1,067	329	1,702	651
TOTAL OPERATING EXPENSES	2,580	1,513	4,595	2,866

OPERATING INCOME (LOSS)	(658)	226	(2,091)	(399)
Financial expenses, net	(996)	(259)	(4,202)	(313)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(1,654)	(33)	(6,293)	(712)

Net loss per share attributable to common shareholders – basic and diluted	$(0.17)	$(0.02)	$(1.09)	$(0.35)
Weighted average number of common stock used in computing net loss per share – basic and diluted	9,522,719	2,047,641	5,787,503	2,047,641

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	capital deficiency
	U.S. dollars in thousands (except number of shares)
BALANCE AS OF JANUARY 1, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,771	(17,169)	(14,398)
Share based compensation	-	-	-	-	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	(679)	(679)
BALANCE AS OF March 31, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,781	(17,848)	(15,067)
Share based compensation	-	-	-	-	-	-	8	-	8
Net comprehensive loss for the period	-	-	-	-	-	-	-	(33)	(33)
BALANCE AS OF June 30, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,789	(17,881)	(15,092)

BALANCE AS OF JANUARY 1, 2022	7,731,083	5,585	2,050,404	*	1,783,773	*	2,824	(22,420)	(19,596)
Exercise of options into common stock	-	-	15,460	*	-	-	*	-	*
Share based compensation	-	-	-	-	-	-	14	-	14
Net comprehensive loss for the period	-	-	-	-	-	-	-	(4,639)	(4,639)
BALANCE AS OF March 31, 2022	7,731,083	5,585	2,065,864	*	1,783,773	*	2,838	(27,059)	(24,221)
Share based compensation	-	-	-	-	-	-	14	-	14
Conversion of convertible preferred stock to common stock upon initial public offering	(7,731,083)	(5,585)	7,731,083	1	-	-	5,584	-	5,585
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	-	-	4,212,500	*	-	-	14,675	-	14,675
Conversion of convertible loan to common stock upon initial public offering	-	-	1,638,161	*	-	-	6,553	-	6,553

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (continued)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	(capital deficiency)
	U.S. dollars in thousands (except number of shares)
Conversion of convertible note to common stock upon initial public offering	-	-	900,096	*	-	-	3,600	-	3,600
Conversion of warrants to common stock upon initial public offering	-	-	797,567	*	-	-	3,190	-	3,190
Redemption of non-voting common stock upon initial public offering	-	-	-	-	(1,783,773)	*	-	-	*
Repurchase of common stock	-	-	(27,699)	*	-	-	15	-	15
Net comprehensive loss for the period	-	-	-	-	-	-	-	(1,654)	(1,654)
BALANCE AS OF June 30, 2022	-	-	17,317,572	1	-	*	36,469	(28,713)	7,757

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2022	2021
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(6,293)	(712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	23
Changes in fair value related to warrants to lenders	1,115	-
Inventories write-downs	80	55
Exchange rate differences	(739)	(37)
Share-based compensation	28	18
Changes in fair value related to convertible loan	1,648	-
Changes in fair value related to convertible note	1,753	-
Changes in operating assets and liabilities:
Trade receivables	(962)	(1,240)
Net change in operating lease assets and liabilities	(82)	-
Inventories	(91)	18
Prepaid expenses and other current assets	(735)	(525)
Other non-current asset	(4)	18
Trade payables	(261)	(45)
Deferred revenues	227	573
Other current liabilities	225	270
Other long-term liabilities	136	112
Other accrued liabilities	153	(77)
Net cash used in operating activities	(3,782)	(1,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term bank deposit	(71)	-
Purchase of property and equipment	(16)	(2)
Net cash used in investing activities	(87)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	*	*
Proceeds from long-term debt, net of issuance costs	-	2,070
Proceeds from initial public offering and private placement	18,712	-
Underwriting discounts and commissions and other offering costs	(2,175)	-
Repayment of long-term loan	(316)	(192)
Net cash provided by financing activities	16,221	1,878

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(739)	(37)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,352	327

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	795	671

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	13,147	998

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Six months ended June 30,
	2022	2021
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	12,286	898
Restricted cash, current	770	-
Restricted cash, non-current	91	100
Total cash, cash equivalents and restricted cash	13,147	998

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	377	261

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 - GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of networking solutions for IoT and Telecommunication companies. The Company's customers include providers of telecommunication services and enterprises as well as resellers of the Company's products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17 completed its IPO. See note 1(d) below for further details.

b.	Following the December 2019 outbreak of Coronavirus (COVID-19) in China and after its spread into a large number of other countries, economic activity has suffered in many regions of the world, including in all markets of the Company (Americas, Europe and Asia as well as specifically Israel). Among other things, the pandemic disrupted supply chains, suppressed the volume of global transportation activity, prompted the Israeli and other governments worldwide to put in place restrictions on movement and employment, and resulted in a drop in the values of financial assets and commodities on global markets. As a result, the Company suffered and continues to suffer from delays in realization of new orders from its customers due to continued supply shortages and from price increases of raw material and other resources. To date, the Company adhered to all state and federal social distancing requirements while prioritizing health and safety for its employees.

c.	The Company has suffered recurring losses from operations, has an accumulated deficit as of June 30, 2022, and December 31, 2021 as well as negative cash outflows from operating activities. The Company monitors its cash flow projections on a current basis. As of the date of issuance of these condensed consolidated financial statements, as a result of the May Initial Public Offering (“IPO”) transaction discussed in 1(d) below the Company believes it has the ability to fund its planned operations for at least the next 12 months. However, the Company expects to continue incurring losses and negative cash flows from operations and working capital until its products reach commercial profitability. Therefore, in order to fund the Company’s operations and working capital until such time that the Company can generate substantial revenues, the Company may need to use proceeds from raised capital.

d.	Initial Public Offering

On May 17, 2022, the Company finalized its IPO offering of an aggregate of 4,212,500 shares of common stock, including the partial exercise by the underwriter of its option to purchase 462,500 additional shares of common stock, at a price to the public of $4.00 per share.

The net proceeds from the offering, including the over-allotment, to the Company were approximately $15.4 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company amounting to approximately $1.4 million.

As a result of the IPO, the Company issued common stock in the transactions described below:

a.	Convertible preferred stock - the Company issued 7,731,043 common stock (on a one (1) for one (1) basis, pursuant to the conversion provisions of the Series A and Series B Preferred Stock agreements). Upon the conversion, the Company reclassified the Convertible Preferred stock at its carrying amount, from temporary equity, into permanent equity.

b.	Convertible loan agreement (“CLA”) (see Note 5) – the Company issued 1,638,161 shares of common stock. pursuant to the conversion features of the loan agreement, the Company reclassified the Convertible loan’s carrying amount (which reflected its then current fair value), into shareholders’ equity.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL (continued):

c.	Convertible notes (see Note 4) - The Company issued 900,096 shares of common stock pursuant to the conversion features of the note agreements issued during December 2021 and April 2022.

d.	Warrants (See Note 6):

a.	The Company issued 617,567 shares of common stock as a result of the exercise provisions of the detachable warrants granted to Mizrahi-Tefahot Bank as part of the Company’s financing agreement with Bank Mizrahi.

b.	The Company issued 180,000 shares of common stock to Migdalor as a result of the exercise provisions of the detachable warrants granted to Migdalor as part of the loan agreement with Migdalor.

c.	The Company redeemed 1,783,773 shares of non-voting common stock at their par value, removing the stock from shareholders’ equity.

Additionally, concurrently with the IPO and in connection with the consummation of the IPO, the Company issued common stock warrants to the underwriters. The warrants are exercisable into 294,875 of the Company’s common shares for an exercise price of $5 per share and can be exercised at any time during a period of 5 years from the issuance date (i.e. until May 17, 2027). The Warrants are classified as equity based on the guidance provided under ASC 718-10.

As of the issuance date, the fair value of the warrants was estimated at $145. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.01%, an expected term of 5 years, an expected dividend yield of 0% and a stock price at the issuance date of $1.95.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s prospectus, filed with the SEC on May 16, 2022. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of results that could be expected for the 2022 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

b)	Use of estimates in preparation of financial statements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, Fair values of financial instruments, inventory write-offs, as well as in estimates used in applying the revenue recognition policy. The Company's management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

c)	Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.

Restricted cash consists of cash held in restricted accounts, including cash held as collateral for guarantees to third parties and other, classified as current or long term based on the expected timing of the disbursement.

d)	Treasury Shares

Treasury shares represents ordinary shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury shares is accounted for under the cost method. Under this method, repurchase of ordinary shares was recorded as treasury shares at historical purchase price. At retirement, the ordinary shares account is charged only for the aggregate par value of the shares. The treasury shares have no rights.

e)	Revenue recognition

The Company's product consists of hardware and an embedded software that function together to deliver the product's essential functionality. The embedded software is essential to the functionality of the Company's products. The Company's products are sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics and access to on-site technical support personnel.

The Company also offers its customers other management software. The Company sells its other non-embedded software either as perpetual or as term-based license.

The Company provides, to certain customers, software updates that it chooses to develop, which the Company refers to as unspecified software updates, and enhancements related to the Company's management software through support service contracts. The Company also offers its customers product support services which include telephone support, remote diagnostics and access to on-site technical support personnel.

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

f)	Leases

The Company’s lease accounting policy until December 31, 2021, prior to the adoption of the new lease standard - ASC-842

The Company leases real estate and cars for use in its operations, which are classified as operating leases. Rental expense for the three and six months ended June 30, 2021 were $106 and $204, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company’s lease accounting policy from January 1, 2022, following the adoption of the new lease standard

The Company adopted the new lease standard and all the related amendments on a prospective basis as of January 1, 2022 and used the effective date as the Company’s date of initial application. Consequently, historical financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods before January 1, 2022.

Rental expense for the three and six months ended June 30, 2022 were $158 and $262, respectively.

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

g)	Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity.

The Company incurred offering costs amounting to approximately $1.45 million, related to underwriting discounts and commissions, and other offering costs of $0.75 million as a result of the IPO.

h)	Fair value of financial instruments

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

The following table represents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

		Fair value measurements at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Loan (See Note 5)	$4,905	$-	$-	$4,905
Warrants (See Note 6)	$2,149	$-	$-	$2,149

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

As of June 30, 2022, and December 31, 2021, the fair values of the Company's cash, cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature.

i)	Concentration of risk

The Company has major customers, representing:

1.	47% and 0% of the Company Trade receivables balance as of June 30, 2022 and December 31, 2021 respectively.

2.	19% and 47% of the Company Trade receivables balance as of June 30, 2022 and December 31, 2021 respectively.

3.	14% and 21% of the Company Trade receivables balance as of June 30, 2022 and December 31, 2021 respectively.

The Company does not see any credit risk regarding this debt, as most of the remaining balance was paid off after the balance sheet date.

See note 11 for details regarding the revenues from these customers.

j)	Accounting standards updates not yet adopted

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

The Company's exposure to reference rate reform is due to royalties payments the Company is obligated to pay for research and development grants received from the Government of Israel (see note 8b). As of the date of these condensed consolidated financial statements, the Israeli Innovation Authority ("IIA") has not determined an alternative benchmark rate to the LIBOR. However, the Company will consider this guidance as future modifications are made.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance.” ASU 2021-10 requires disclosures about transactions with a government that have been accounted for by a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect on the financial statements. The ASU is an annual disclosure effective for fiscal years beginning after December 15, 2021 and will be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures but does not believe there will be a material impact.

In June 2020 the FASB issued Accounting Standards Update ("ASU") 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

k)	Reverse split

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

NOTE 3 - INVENTORIES:

	June 30, 2022	December 31, 2021
Raw materials	$550	$356
Finished goods	$358	$541
	$908	$897

Inventories write-downs totaled to $80 and $55 during the six months ended June 30, 2022, and the year ended December 31, 2021, respectively.

NOTE 4 - CONVERTIBLE NOTE:

During December 2021 to April 2022, the Company offered up to $3,000 of the Company’s 6% convertible note where both principal and 6% annual interest are due three years from the date of execution (the “Notes”). The Notes were subject to optional and mandatory conversion into shares of the Company’s Common stock, $0.0001 par value. In January 2022 the Company performed a first closing of $2,100 convertible notes out of the $3,000 offered, and in April 2022, a second closing of $60 convertible notes, which private placement was completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act and was funded by this amount (less fees and expenses). The notes were convertible at any time by the holders into common stock and automatically converted to common stock upon the consummation of an Initial Public Offering (“IPO”) at a 40% discounted conversion price.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 4 - CONVERTIBLE NOTE (continued):

The Notes had an optional conversion price at a 40% discount based on a $50m value in the event that an IPO is not consummated and if an IPO is not consummated within 18 months of the issuance of the Notes, the value of the Notes would be set at 110% of their then balance.

Prior to the IPO, discussed in further in Note 1(d), the Company has determined that the predominant scenario is the IPO event. The Company measured the convertible note in its entirety at fair value with changes in fair value recognized as financial income or loss in accordance with ASC 480-10.

As of March 31, 2022, due to the lack of an active market, the fair value of the note was determined using a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM). As such, the fair value of the notes was categorized within Level 3 in accordance with ASC 820.

The valuation was performed under scenarios of IPO, estimated at 75% of an IPO occurring in May 2022 and staying private, estimated at 25% using a volatility of 58%, a risk-free rate of 2.41% and an expected term of 0.17 years in the scenario of IPO and 2.75 years in the scenario of staying private.

On May 17, 2022, the Company finalized its IPO, as discussed in Note 1(d) and the notes were converted into the Company’s common stock. the following table is a is a rollforward of the fair value of the Notes in the period ended June 30, 2022:

June 30, 2022
Fair value at the beginning of the year	$-
Additions	1,847
Change in fair value reported in statement of comprehensive loss	1,753
Conversion to the Company’s common stock	(3,600)
$-

The Company recorded financial expenses associated with the Notes during the three and six months ended June 30, 2022 in the amount of $678 and $1,753, respectively.

NOTE 5 - CONVERTIBLE LOAN:

On March 28, 2017, the Company entered into a convertible loan agreement (the “CLA”) in an aggregate principal amount of up to $ 2,000. Loans under this agreement bear interest of 10% per annum. Following an amendment in March 2022, which was approved by the required majority of the CLA holders, the maturity date of the CLA will be the earlier of (i) January 1, 2023, (ii) event of default (as defined in the Agreement) or (iii) deemed liquidation event (as defined in the Company’s certificate of incorporation), in which the lenders are entitled to receive an amount equal to 300% of the principal amount of the loan. As of December 31, 2021, $1,526 had been received under the CLA.

As of March 31, 2022, and December 31, 2021, the estimated fair value of the borrowings under the CLA ("the CLA") were based on a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM); therefore, they were categorized as Level 3 in accordance with ASC 820. For additional information on the CLA’s term and conditions, see Note 8 in the Company’s financial statements for the year ended on 31 December 2021.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 5 - CONVERTIBLE LOAN (continued):

The valuation was performed under a scenario of an IPO and staying private.

The IPO scenario was estimated at 75% (2021: 37.5%) of an IPO occurring in May 2022. Upon consummation of an IPO, the holders of the CLA would have the right to convert the principal amount of the loan into common stock at a conversion price per common stock reflecting a discount of 30% plus an additional 1% for each two calendar months following March 2017.

In addition, the holders of the CLA would be entitled to an additional discount of 40% pursuant to convertible note subscription agreement from January 2022. Under this scenario, as of March 31, 2022, the fair value of the CLA was estimated at the conversion value using a discount of 77.2% (December 31,2021: 77.2%) on the anticipated value of a common stock and a risk adjusted discount rate of 21.4% (2021: 20.8%). The remain private scenario estimated at 25% (2021: 62.5%) probability of remaining private for an expected period of 2.75 years (2021: 3 years) and an equity value of $26.5 million (2021: $24.3 million). The Company applied a volatility of 58% (2021: 58%) and a risk-free rate of 2.41% (2021: 0.97%).

Upon the consummation of the IPO, the CLA was automatically converted into the Company’s common stock based on its contractual terms and conditions. For further information, see Note 1(d) Above.

The following is a roll forward of the fair value:

	June 30, 2022	December 31, 2021
Fair value at the beginning of the year	$4,905	$3,563
Change in fair value reported in statement of comprehensive loss	1,648	1,342
Conversion to the Company’s common stock	(6,553)	-
	$-	$4,905

The Company recorded financial expenses during the three and six months ended June 30, 2022 and 2021 in the amount of $682, $1,648, $0 and $0, respectively.

NOTE 6 - WARRANTS:

On August 24, 2016, the Company issued warrants to Comerica Bank (“Comerica”) for the purchase of 73,048 shares of the Company’s Series B Preferred Stock at an exercise price of $1.02672 per share contemporaneously with obtaining a loan from Comerica which was fully repaid in 2018 (the “Comerica Warrants”). The Comerica Warrants are exercisable at any time during the contract period which ends on August 24, 2026.

During the period from February 2018 through November 2020, the Company issued warrants to Mizrahi-Tefahot Bank (“Mizrahi”) contemporaneously with obtaining a loan and a credit facility. The warrants are convertible into series B convertible preferred stock or common stock in a qualified financing round. The number of series B convertible preferred stock is determined by the lesser of (1) dividing the warrant amount (as determined under the contract) by the applicable exercise price which depends on the triggering event as established in the contract, or (2) the lowest stock purchase price in a qualified financing round.

During December 2020 and November 2021, the Company issued warrants to Migdalor contemporaneously with obtaining a loan. The warrants can either be (1) converted into the Company’s common stock (the number of which shall be determined based on the warrant amount established in the contract and the Company’s valuation as defined in the contract, or based on a triggering event), at any time during a period of 96 months), or (2) redeemed for cash based on the lesser of a predetermined amount or a formula as set in the contract, at any time and in Migdalor’s own discretion, during a period of 96 months from the date of issue. These warrants were classified as liabilities mainly due to the redemption feature over the options.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 6 – WARRANTS (continued):

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

Upon the consummation of the IPO (as further described in Note 1(d) above), the Company converted the outstanding warrants issued to Mizrahi and Migdalor into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

Additionally, in connection with the consummation of the IPO and the change of the type of the stock from preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of June 30, 2022. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares.

The following is a roll forward of the fair value:

	June 30, 2022	December 31, 2021

Outstanding as of beginning of period	$2,149	$1,023
Fair value changes	1,115	1,031
Additions	-	95
Conversion to the Company’s common stock	(3,190)	-
Outstanding as of end of period	$74	$2,149

The Company recorded financial expenses during the three and six months ended June 30, 2022 and 2021 in the amount of $57, $1,115 $0 and $0, respectively, in connection with these warrants.

NOTE 7 – LEASES:

1)	The Company has an operating lease agreement for its facility in the USA, which expires on March 31, 2024. The Company is not reasonably certain that it will exercise the 5-year extension option and hence, the extension period was excluded from the measurement of the ROU asset and the lease liability. The lease payments are denominated in USD.

2)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expires on April 30, 2023. The Company does not have an option for extending the lease agreement. The lease payments are denominated in ILS and are indexed to the consumer price index.

3)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the USA. The sublease ends March 31, 2024. The sublease is classified as an operating lease. The Company recognized lease income during the three and six months ended June 30,2022 in the amount of $41 and $81, respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 – LEASES (continued):

4)	The Company leases its motor vehicles under operating lease agreements.

5)	The Company adopted the new accounting standard ASC 842 “Leases” and all related amendments on January 1, 2022 and used the adoption date as the Company’s date of initial application.

Supplemental information related to leases are as follows:

June 30, 2022
Operating leases:
Operating lease right-of-use assets-Short term	$776
Current Operating lease liabilities	$505
Non-Current Operating lease liabilities	$190
Total Operating lease liabilities	$695

Other information:

Six months ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$270
Weighted Average Remaining Lease Term	1.37
Weighted Average Discount Rate	2.5%

The lease costs components are as follows:

	Six months ended June 30, 2022	Three months ended June 30, 2022
Operating lease cost	$262	$104
Variable lease cost	8	5
Total lease cost	$270	$109

Maturities of operating lease liabilities were as follows:

June 30, 2022
2022 (excluding the six months ended June 30, 2022)	$283
2023	364
2024	82
Total operating lease payments	729
Less: imputed interest	(34)
Present value of lease liabilities	$695

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

a.	As of December 31, 2021, the Company was obligated under noncancellable operating lease agreements for certain sales offices and vehicles.

Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31:
2022	$573
2023	$294
2024	$42
Total minimum lease payments	$909

The lease fees expensed in the year ended December 31, 2021, were $516,

b.	The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest based on LIBOR. The Company may be required to pay royalties based on previous years funding in periods after June 30, 2022, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of June 30, 2022, the Company has received approximately $14,300 (approximately $15,500 including LIBOR) and repaid approximately $10,000.

As of June 30, 2022, and December 31, 2021, the Company had a liability to pay royalties in the amount of approximately $968 and $818, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY:

a.	Change in authorized stock

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009,315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The

A&R COI did not change the Company’s authorized shares of common stock and preferred stock of 42,803,774 authorized shares of common stock., 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 9 – SHAREHOLDER’S EQUITY (continued):

Share-based compensation

A summary of the Company's share options, granted to employees, directors, under option plans is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life
Outstanding – January 1, 2022	890,493	$0.15	5.43
Granted	-	$-
Exercised	15,460	$0.07
Expired and forfeited	8,021	$0.61

Outstanding – June 30, 2022	867,012	$0.12	3.62
Exercisable – June 30, 2022	812,611	$0.08	3.36

See also Note 1(d) above regarding warrants granted to the underwriters upon the consummation of the IPO in consideration for their underwriting services.

NOTE 10 - BASIC AND DILUTED LOSS PER SHARE:

Basic net loss per share is computed using the weighted average number of common stock and fully vested RSUs outstanding during the period and takes into account the weighted average amount of shares repurchased during the period. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible preferred stock, convertible note and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan and convertible note, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments. For further details on the effects on the instruments described below, please see note 1(d) above.

Options to purchase 867,012 and 856,493 shares of common stock at an average exercise price of $0.121 and $0.088 per share were outstanding as of June 30, 2022 and June 30, 2021, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Preferred stock, which was convertible into 7,731,043 shares of common stock was outstanding as of June 30, 2021 but was not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

The convertible loan was not included in the calculation of the diluted loss per share as the loan was convertible into shares of common stock only upon the occurrence of a contingent event which had yet to occur as of June 30, 2021. For more details see note 5.

Warrants are convertible into 178,281 of the Company’s preferred stock were outstanding as of June 30, 2021 but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants are convertible into 121,990 and 48,082 of the Company’s common stock were outstanding as of June 30, 2022 and 2021 but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
North America	$2,086	$1,723	$2,654	$2,742
Europe, the Middle East and Africa	790	998	1,993	1,438
Asia Pacific	205	306	302	393
	$3,081	$3,027	$4,949	$4,573

b.	Revenues from contract liability:

	June 30, 2022	December 31, 2021
Opening balance	$673	$581
Revenue recognized that was included in the contract liability balance at the beginning of the period	(241)	(452)
Additions	468	544
Remaining performance obligations	$900	$673

The Company’s remaining performance obligations will be completed by May 31, 2024.

c.	The Company's long-lived assets are located as follows:

Property and Equipment, net:

	June 30, 2022	December 31, 2021
Israel	$96	$101
North America	3	2
	$99	$103

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended June 30, 2022		Six months ended June 30, 2022
Customer A	34%	$999	(*)34%	$1,644
Customer B	(*)18%	$530	21%	$999
Customer C	17%	$506	13%	$639

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

	Three months ended June 30, 2021		Six months ended June 30, 2021
Customer A	19%	$436	20%	$705
Customer B (*)	18%	$407	15%	$526
Customer C	14%	$308	12%	$440
Customer D	12%	$266	-	-

(*)	Included in Europe, the Middle East and Africa.

The majority of the Company's revenues are recognized at a point in time.

NOTE 12 – RELATED PARTY TRANSACTIONS:

a)	On February 20, 2015, the Company made a loan to the CEO, in the principal amount of $106, which loan was evidenced by a secured, non-negotiable promissory note. In April 2022, the Company entered into a Securities Purchase and Loan Repayment Agreement with the CEO, pursuant to which the CEO sold to the Company 27,699 shares for a purchase price equal to $4.55 per share for an aggregate purchase consideration of $126. In lieu of paying the CEO the Purchase Consideration for the shares in cash, the Purchase Consideration was used to repay in full the outstanding loan amount and accrued interest owed to the Company by the CEO, and the promissory Note was terminated. Additionally, due to the fact that the Company repurchased the CEO’s shares for a price per share which exceeded the underlying common stock fair value by $0.55, the Company has also recognized compensation costs attributable to the CEO’s past services to the Company. The Company has recognized the repurchased shares as treasury shares at the cost that represents the then-current market value of the repurchased shares.

b)	As part of the Shareholder Agreement (the “SHA”), commencing on February 15, 2015, the company was paying one of its shareholders a monthly management fee of $5. The Company and the shareholder agreed to amend the agreement with the shareholder to replace the monthly payment with a success-based fees, effective on January 1, 2020. The amendment offers success-based fee of up to $150 on funding of up to $4,000. During January 2022, the Company paid the shareholder an amount of $100 related to the amendment, and by June 2022 the Company paid the shareholder an additional amount of $50. In aggregate, including the $100 paid in January, the shareholder received an amount of $150 pursuant to the amendment to the shareholder’s agreement. The Company recorded the payments partially as an incremental expense related to the IPO and partially as operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. (or “Actelis”) and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our prospectus dated May 12, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”) (referred to herein as the “Prospectus”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Prospectus and the Special Note Regarding Forward Looking Statements above.

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

As of June 30, 2022, we had more than 300 customers, such as cities, road and rail authorities, utilities and military organizations. We experienced an average annual sales growth in our IoT business of more than 20% each year from 2018 through 2021 in booking of orders from customers in the IoT market.

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

We currently have one outstanding loan with Migdalor Business Investments Fund, or Migdalor, which is secured by all our assets. As of June 30, 2022, the amount outstanding under the loan is $5.4 million (based on the NIS/USD exchange rate as of such date). If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We expect to continue repaying the principal and interest of the Migdalor Loan from our operating cash flow.

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

Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 7,731,083 shares of common stock on a one-for-one basis. For additional information, see Note 1(e) to our Condensed Consolidated Financial Statements.

Impact of COVID-19 Pandemic

There continues to be widespread impact from the COVID-19 pandemic.  Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of components’ supply. We have been affected by temporary manufacturing closures, employment and compensation adjustments and impediments to administrative activities supporting our product deliveries and deployments. COVID and its variants, could continue to adversely impact our business and the extent of the impact going forward depends on future developments of the pandemic and related governmental responses to those developments.

In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions. The inflationary impact on our cost structure and our operating expenses has contributed to adjustments in our product pricing, despite a continued focus on reducing our manufacturing costs where possible.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues	$3,081	$3,027	$4,949	$4,573
Cost of revenues	1,159	1,288	2,445	2,106
Gross profit	1,922	1,739	2,504	2,467
Research and development expenses, net	676	646	1,326	1,266
Sales and marketing, net	837	538	1,567	949
General and administrative, net	1,067	329	1,702	651
Operating Income (loss)	(658)	226	(2,091)	(399)
Financial expenses, net	(966)	(259)	(4,202)	(313)
Net Comprehensive Loss for the period	(1,654)	(33)	$(6,293)	$(712)

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Revenues

Our revenues for the three months ended June 30, 2022 amounted to $3.1 million, compared to $3.0 million for the three months ended June 30, 2021. The increase from the corresponding period was primarily attributable to an increase of $363,000 of revenues generated from North America as a result of increase in revenue from a service and software contract renewal, offset by a decrease of $208,000 in revenues generated from Europe, the Middle East and Africa, as a result of a delay in supply, due to shortages.

Our revenues for the six months ended June 30, 2022 amounted to $4.9 million, compared to $4.6 million for the six months ended June 30, 2021. The increase from the corresponding period was primarily attributable to $555,000 of revenues generated from Europe, the Middle East offset by a decrease of $179,000 in revenues generated from North America and Asia Pacific.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2022, amounted to $1.2 million compared to $1.3 million for the three months ended June 30, 2021 due to product mix change.

Our cost of revenues for the six months ended June 30, 2022, amounted to $2.45 million compared to $2.1 million for the six months ended June 30, 2021. The increase from the corresponding period was mainly due to the increase in revenues, as well as a change in the product mix and an increase in the cost of components and manufacturing driven by supply shortages and shipment costs.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2022 amounted to $0.7 million compared to $0.6 million for the three months ended June 30, 2021, as a result of a shift in the timing of our investment in research and development.

Our research and development expenses for the six months ended June 30, 2022 amounted to $1.3 million compared to $1.3 million for the six months ended June 30, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended June 30, 2022 amounted to $0.8 million compared to $0.5 for the three months ended June 30, 2021. The increase from the corresponding period was mainly associated with increased investments in sales and marketing, specifically in payroll expenses in the amount of $133,000, mainly due to hiring of sales and marketing employees, increase in commission expenses in the amount of $121,000 due to the higher revenues and increase in travel expenses in the amount of $59,000.

Our sales and marketing expenses for the six months ended June 30, 2022 amounted to $1.6 million compared to $0.9 for the six months ended June 30, 2021. The increase in comparison with the corresponding period was mainly associated with increased sales compensation due to higher revenue of $193,000, increased investments in sales and marketing, specifically in payroll expenses in the amount of $263,000, mainly due to hiring of sales and marketing employees, increase in other professional services in the amount of $85,000 and increase in travel expenses in the amount of $72,000.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2022 amounted to $1.07 million compared to $0.3 million for the three months ended June 30, 2021. The increase was mainly due to payroll and professional services expenses attributed to our IPO, completed in May 2022.

Our general and administrative expenses for the six months ended June 30, 2022 amounted to $1.7 million compared to $0.7 million for the six months ended June 30, 2021. The increase was mainly due to payroll and professional services expenses attributed to the work on the Company’s IPO.

Operating Loss

Our operating loss for the three months ended June 30, 2022, was $0.7 million, compared to an operating income of $0.2 million for the three months ended June 30, 2021. The increase was mainly due to a delay in supply, due to shortages, as well as higher expenses associated primarily with investment in sales and marketing and expenses attributed to the IPO.

Our operating loss for the six months ended June 30, 2022, was $2.1 million, compared to an operating loss of $0.4 million for the six months ended June 30, 2021. The increase was mainly due to a delay in supply, due to shortages, as well as higher expenses associated primarily with investment in sales and marketing and expenses attributed to the IPO.

Financial Expenses, Net

Our financial expense, net for the three months ended June 30, 2022 was $1.0 million compared to $0.3 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, we incurred financial expenses mainly due to increases in fair value of various financial instruments, such as convertible loan, note and warrants in the amount of $1.4 million, and had income in the amount of $0.5 million, from exchange rates differences. Our financial expense, net for the six months ended June 30, 2022 was $4.2 million compared to $0.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we incurred financial expenses mainly due to increases in fair value of various financial instruments, such as convertible loan, note and warrants in the amount of $4.5 million, and had income in the amount of $0.5 million, from exchange rates differences. Since all convertible loans and nearly all warrants we had outstanding converted to equity in connection with the IPO, we do not expect additional material financial expenses in future periods for these loans and warrants compared to those we incurred in 2020, 2021 and the first half of 2022.

Net Loss

Our net loss for the three months ended June 30, 2022 was $ 1.7 million, compared to net loss of $0.1 million for the three months ended June 30, 2021. The increase was primarily due to the increase in financial expenses, resulting from the increases in fair value of various financial instruments, as well as an increase in operating expenses mainly due to investment in sales and marketing, as well as expenses attributed to our IPO.

Our net loss for the six months ended June 30, 2022 was $6.3 million, compared to net loss of $0.7 million for the six months ended June 30, 2021. The increase was primarily due to the increase in financial expenses, resulting from the increases in fair value of various financial instruments, as well as an increase in operating expenses mainly due to investment in sales and marketing, as well as expenses attributed to our IPO.

Non GAAP adjusted EBITDA

(U.S. dollars in thousands)	Three months Ended June 30, 2022	Three months Ended June 30, 2021	Six months Ended June 30, 2022	Six months Ended June 30, 2021
Revenues	3,081	3,027	$4,949	$4,573
GAAP net Income (loss)	(1,654)	(33)	(6,293)	(712)
Interest Expense	996	259	$4,202	$312
Tax Expense	62	26	74	63
Fixed asset depreciation expense	10	12	20	24
Stock based compensation	14	10	28	20
Research and development, capitalization	138	172	280	353
Other one-time costs and expenses	513	-	801	-
Non-GAAP Adjusted EBITDA	79	446	(888)	$60
GAAP net loss margin	(53.67)%	(1.09)%	(127.2)%	(15.57)%
Adjusted EBITDA margin	2.6%	14.73%	(17.94)%	1.3%

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

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments but not for comparison to budgeted operating results. We reference measures of performance that cannot yet be reflected in our financial results such as backlog of customer open orders. We believe the supplemental adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight to our financial performance. Adjusted results should be considered only in conjunction with results reported according to GAAP.

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
(U.S. dollars in thousands Revenues	$3,081	$3,027	$4,949	$4,573

Non-GAAP Adjusted EBITDA	79	446	(888)	60

As a percentage of revenues	2.6%	14.73%	(17.94)%	1.3%

Backlog of Customer Open Orders

Our backlog of customer open orders consists of product orders for which we have received a customer purchase order, and which have not yet been shipped. Orders are generally not subject to cancellation or rescheduling by the customer. We believe the review of backlog of customer open orders together with revenues is useful supplemental information to investors because it provides important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. As of June 30, 2022, our firm backlog of customer open orders was $4 million and as of June 30, 2021, our firm backlog of customer open orders was $4.85 million. In almost all cases, the backlog of customer open orders has been caused by the current global delays in supply in electronic components. We expect the majority of the backlog of customer open orders as of June 30, 2022 to be shipped during 2022.

(U.S. dollars in thousands Revenues	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021

Revenues	3,081	3,027	$4,949	$4,573

Backlog of open Orders(1)	3,996	4,852	$3,996	$4,852

(1)	Presented as of June 30 for each year.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity following our IPO in May 2022 as discussed below under Initial Public Offering, are expected to be the net proceeds from this offering as well as cash generated from our operations.

Our future capital requirements will be affected by many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs, repayment of principal of our existing credit line, working capital to support securing raw material supply and many other factors as described under “Risk Factors.”

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

For the year to date in 2022, we have incurred substantial costs and expenses to build our infrastructure and prepare for growth, which included incurring legal and accounting fees in preparation for its IPO, which was completed in May 2022.

Our revenues for the three and six months ended June 2022 increased by 1.8% and 8.2%, respectively, over revenues for the three and six months ended June 30, 2021, as product demand continued to rise, and as we made some progress in resolving supply shortages. In addition, backlog of customer open orders remained high, as of June 30, 2022 as we had a balance of $4.0 million, compared to a balance of $4.9 million as of June 30, 2021, representing a decrease of 17.6%, driven by faster delivery of delayed orders as we partially overcome supply chain shortages in 2022.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash used in operating activities	$(3,782)	$(1,549)
Net cash used in investing activities	(87)	(2)
Net cash provided by financing activities	16,221	1,878
Net change in cash	$12,352	$327

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $13.1 million compared to $0.8 million of cash, cash equivalents and restricted cash as of December 31, 2021.

Cash used in operating activities amounted to $3.8 million for the six months ended June 30, 2022, compared to $1.5 for the six months ended June 30, 2021. The increase in cash used in operating activities was mainly due to increase in operating expenses, as well as our IPO expenses.

Net cash used in investing activities was $0.09 million for the six months ended June 30, 2022, compared to cash used in investing activities of $0 for the six months ended June 30, 2021. The increase from the corresponding period was mainly due to change in short term deposits and purchasing of property and equipment.

Net cash provided by financing activities was $16.2 million for the six months ended June 30, 2022, compared to $1.9 million for the six months ended June 30, 2021. The cash flow from financing activities for the six months ended June 30, 2022 resulted from proceeds from the Company’s IPO in the amount of $15.4, net of underwriting discounts and commissions and other offering costs of $1.0 million. In addition, the increase is related to the private placement first and second closing. See notes 1(d) and 4 to the condensed consolidated financial statements.

Initial Public Offering

On May 17, 2022, the Company completed its IPO. See Note 1(d) of the Condensed Consolidated Financial Statements. Net proceeds from the IPO totaled $15.4, net of underwriting discounts and commissions of $1.4. Additionally, the Company paid offering expenses of approximately $1.0 million, amounting to proceeds available to the Company of $14.4 million.

In connection with the IPO and as discussed in Note 1(d) to the condensed consolidated financial statements, the following transactions occurred in the second quarter of 2022: (i) The redeemable convertible Series A and Series B Preferred Stock were converted into an aggregate of 7,731,083 shares of common stock; (ii) The convertible notes and convertible loan were converted into an aggregate of 2,538,257 shares of common stock, (iii) The outstanding warrants issued to Migdalor and Mizrahi-Tefahot Bank were converted into an aggregate 797,567 shares of common stock, (iv) 1,783,773 of Non-Voting Common Stock were redeemed by the Company at par value of $0.0001 per share  and (v) we incurred approximately $1.0 million of IPO expenses. Additionally, 294,875 warrants to purchase common stock were issued upon the IPO to the underwriters at a conversion price of $5.00 per share.

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

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our to condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q for a description of our significant accounting policies. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation and due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were not effective as of June 30, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Previously Identified Material Weakness and Plans to Remediate

In connection with the preparation of our financial statements as of and for the years ended December 31, 2021 and 2020 and as disclosed in our Prospectus filed with the SEC on May 17, 2022 pursuant to Rule 424(b) under the Securities Act, we identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient number of finance personnel to allow for adequate segregation of duties that had not been remediated as of December 31, 2021. We concluded that the material weakness in our internal control over financial reporting occurred because, prior to our IPO, as a private company we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weakness. We believe our remediation actions will be effective in remediating the material weakness identified, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness above is not remediated as of June 30, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting as permitted in this transition period under the rules of the SEC for newly public companies.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated May 12, 2022, filed with the Securities and Exchange Commission in accordance with Prospectus in connection with our IPO. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a.	Unregistered Sales of Equity Securities

Convertible Notes

From December 2021 through April 2022, we offered up to $3.0 million of our 6% convertible notes due three years from the date of execution, or the Notes. The Notes were subject to optional and mandatory conversion into shares of our common stock, $0.0001 par value. We closed a private placement of $2,160,200 convertible notes in a private placement pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities, LLC. (the “Underwriter”) acted as placement agent in the private placement and received commissions of $151,214, plus expenses and five-year warrants to purchase a number of shares of common stock equal to 7% of number of shares of common stock into which the Notes convert. The Notes could be converted at any time by the holders into common stock. The conversion price for the Notes was at a 40% discount (and no less than $2.40 per share). The Notes were converted into 900,096 shares of Common Stock as a result of the IPO. We believe that the issuance was exempt from registration under the Securities Act in reliance on Rule 506(b) of the Securities Act.

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

Actelis Networks, Inc.

Date: August 11, 2022	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)