Form 10-Q
period 2022-09-30
ACTELIS NETWORKS INC
filed 2022-11-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 10, 2022, 17,317,572 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Actelis Networks Inc.’s (the “Company”, “we”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Prospectus on Form 424(b), filed on May 16, 2022, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2022

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2022	December 31, 2021
	U. S. dollars in thousands (except for share and per share amounts)
Assets
CURRENT ASSETS:
Cash and cash equivalents	10,206	693
Short term bank deposit	68	-
Restricted cash	650	-
Trade receivables, net of allowance for doubtful debts of $124 and $61 as of September 30, 2022, and December 31, 2021	2,110	2,147
Inventories	1,062	897
Prepaid expenses and other current assets	649	398
TOTAL CURRENT ASSETS	14,745	4,135

NON-CURRENT ASSETS:
Property and equipment, net	108	103
Prepaid expenses	245	-
Restricted cash	89	102
Severance pay fund	239	266
Operating lease right of use assets	818	-
Long term deposits	81	78
TOTAL NON-CURRENT ASSETS	1,580	549

TOTAL ASSETS	16,325	4,684

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

	September 30, 2022	December 31, 2021
	U.S. dollars in thousands (except for share and per share amounts)
Liabilities and redeemable convertible preferred stock and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Current maturities of long-term loans	777	758
Warrants	27	177
Trade payables	853	1,920
Deferred revenues	625	673
Employee and employee-related obligations	695	703
Accrued royalties	1,006	818
Operating lease liabilities	480	-
Other accrued liabilities	1,128	902
TOTAL CURRENT LIABILITIES	5,591	5,951
NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	4,374	5,473
Deferred revenues	193	-
Warrants	-	1,972
Convertible loan	-	4,905
Operating lease liabilities	276	-
Accrued severance	276	315
Other long-term liabilities	52	79
TOTAL NON-CURRENT LIABILITIES	5,171	12,744
TOTAL LIABILITIES	10,762	18,695
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
CONVERTIBLE PREFERRED STOCK
$0.0001 par value, 10,000,000 authorized as of September 30, 2022, and 7,988,691 authorized as of December 31, 2021.
SERIES A
0 and 4,986,039 shares issued and outstanding as of September 30, 2022, and December 31, 2021: aggregate liquidation preference of $5,091 as of December 31, 2021 - $2,858.
SERIES B
0 and 2,745,004 shares issued and outstanding as of September 30, 2022, and December 31, 2021: aggregate liquidation preference of $4,271 as of December 31, 2021 - $2,727.	-	5,585
TOTAL REDEEMABLE CONVERTIBLE PREFERRED STOCK	-	5,585
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):
Common stock, $0.0001 par value: 30,000,000 and 11,009,315 shares authorized as of September 30, 2022, and December 31, 2021, respectively; 17,317,572 and 2,047,641 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	1	*
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of September 30, 2022, and December 31, 2021, respectively; 0 and 1,783,773 shares issued and outstanding as of September 30, 2022, and December 31, 2021.	-	*
Additional paid-in capital	36,482	2,824
Accumulated deficit	(30,920)	(22,420)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	5,563	(19,596)
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	16,325	4,684

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	U.S. dollars in thousands (except share and per share amounts)

REVENUES	1,348	1,422	6,297	5,995
COST OF REVENUES	813	896	3,258	3,002
GROSS PROFIT	535	526	3,039	2,993

OPERATING EXPENSES:
Research and development expenses, net	723	552	2,049	1,818
Sales and marketing expenses, net	790	627	2,357	1,576
General and administrative expenses, net	1,028	255	2,730	906
TOTAL OPERATING EXPENSES	2,541	1,434	7,136	4,300

OPERATING LOSS	(2,006)	(908)	(4,097)	(1,307)
Financial expenses, net	(201)	(279)	(4,403)	(592)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(2,207)	(1,187)	(8,500)	(1,899)

Net loss per share attributable to common shareholders – basic and diluted	$(0.13)	$(0.58)	$(0.88)	$(0.93)
Weighted average number of common stock used in computing net loss per share – basic and diluted	17,317,532	2,049,433	9,687,205	2,048,241

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	capital deficiency
	U.S. dollars in thousands (except number of shares)
BALANCE AS OF JANUARY 1, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,771	(17,169)	(14,398)
Share based compensation	-	-	-	-	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	(679)	(679)
BALANCE AS OF March 31, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,781	(17,848)	(15,067)
Share based compensation	-	-	-	-	-	-	8	-	8
Net comprehensive loss for the period	-	-	-	-	-	-	-	(33)	(33)
BALANCE AS OF June 30, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,789	(17,881)	(15,092)
Exercise of options into common stock	-	-	2,763	*	-	-	-	-	*
Share based compensation	-	-	-	-	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	(1,187)	(1,187)
BALANCE AS OF September 30, 2021	7,731,083	5,585	2,050,404	*	1,783,773	*	2,799	(19,068)	(16,269)

BALANCE AS OF JANUARY 1, 2022	7,731,083	5,585	2,050,404	*	1,783,773	*	2,824	(22,420)	(19,596)
Exercise of options into common stock	-	-	15,460	*	-	-	*	-	*
Share based compensation	-	-	-	-	-	-	14	-	14
Net comprehensive loss for the period	-	-	-	-	-	-	-	(4,639)	(4,639)
BALANCE AS OF March 31, 2022	7,731,083	5,585	2,065,864	*	1,783,773	*	2,838	(27,059)	(24,221)
Share based compensation	-	-	-	-	-	-	14	-	14
Conversion of convertible preferred stock to common stock upon initial public offering	(7,731,083)	(5,585)	7,731,083	1	-	-	5,584	-	5,585
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	-	-	4,212,500	*	-	-	14,675	-	14,675
Conversion of convertible loan to common stock upon initial public offering	-	-	1,638,161	*	-	-	6,553	-	6,553

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (continued)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	(capital deficiency)
	U.S. dollars in thousands (except number of shares)
Conversion of convertible note to common stock upon initial public offering	-	-	900,096	*	-	-	3,600	-	3,600
Conversion of warrants to common stock upon initial public offering	-	-	797,567	*	-	-	3,190	-	3,190
Redemption of non-voting common stock upon initial public offering	-	-	-	-	(1,783,773)	*	-	-	*
Repurchase of common stock	-	-	(27,699)	*	-	-	15	-	15
Net comprehensive loss for the period	-	-	-	-	-	-	-	(1,654)	(1,654)
BALANCE AS OF June 30, 2022	-	-	17,317,572	1	-	*	36,469	(28,713)	7,757
Share based compensation	-	-	-	-	-	-	13	-	13
Net comprehensive loss for the period	-	-	-	-	-	-	-	(2,207)	(2,207)
BALANCE AS OF September 30, 2022	-	-	17,317,572	1	-	*	36,482	(30,920)	5,563

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2022	2021
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(8,500)	(1,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	29
Changes in fair value related to warrants to lenders	1,068	-
Inventories write-downs	106	55
Exchange rate differences	(798)	15
Share-based compensation	41	28
Changes in fair value related to convertible loan	1,648	-
Changes in fair value related to convertible note	1,753	-
Changes in operating assets and liabilities:
Trade receivables	37	(30)
Net change in operating lease assets and liabilities	(62)	-
Inventories	(271)	(30)
Prepaid expenses and other current assets	(251)	(6)
Long term prepaid expenses	(245)	-
Trade payables	(1,067)	(845)
Deferred revenues	145	713
Other current liabilities	180	258
Other long-term liabilities	185	179
Other accrued liabilities	226	55
Net cash used in operating activities	(5,776)	(1,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term bank deposit	(68)	-
Purchase of property and equipment	(34)	(6)
Net cash used in investing activities	(102)	(6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	*	*
Proceeds from long-term debt, net of issuance costs	-	2,070
Proceeds from initial public offering and private placement	18,712	-
Underwriting discounts and commissions and other offering costs	(2,175)	-
Repayment of long-term loan	(509)	(192)
Net cash provided by financing activities	16,028	1,878

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	46	(2)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,150	394

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	795	671

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	10,945	1,065

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Nine months ended September 30,
	2022	2021
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	10,206	966
Restricted cash, current	650	-
Restricted cash, non-current	89	99
Total cash, cash equivalents and restricted cash	10,945	1,065

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	527	406
Right of use assets obtained in exchange for new operating lease liabilities	184	-

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of networking solutions for IoT and Telecommunication companies. The Company’s customers include providers of telecommunication services and enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17 completed its IPO. See note 1(d) below for further details.

b.	Following the December 2019 outbreak of Coronavirus (COVID-19) in China and after its spread into a large number of other countries, economic activity has suffered in many regions of the world, including in all markets of the Company (Americas, Europe and Asia as well as specifically Israel). Among other things, the pandemic disrupted supply chains, suppressed the volume of global transportation activity, prompted the Israeli and other governments worldwide to put in place restrictions on movement and employment, and resulted in a drop in the values of financial assets and commodities on global markets. As a result, the Company suffered and continues to suffer from delays in realization of new orders from its customers due to continued supply shortages and from price increases of raw material and other resources.

c.	The Company has suffered recurring losses from operations, has an accumulated deficit as of September 30, 2022, and December 31, 2021, as well as negative cash outflows from operating activities. The Company monitors its cash flow projections on a current basis. As of the date of issuance of these condensed consolidated financial statements, as a result of the May Initial Public Offering (“IPO”) transaction discussed in 1(d) below the Company believes it has the ability to fund its planned operations for at least the next 12 months. However, the Company expects to continue incurring losses and negative cash flows from operations and working capital until its products reach commercial profitability. Therefore, in order to fund the Company’s operations and working capital until such time that the Company can generate substantial revenues, the Company may need to use proceeds from raised capital.

d.	Initial Public Offering

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

As a result of the IPO, the Company issued common stock in the transactions described below:

a.	Convertible preferred stock - the Company issued 7,731,083 common stock (on a one (1) for one (1) basis, pursuant to the conversion provisions of the Series A and Series B Preferred Stock agreements). Upon the conversion, the Company reclassified the Convertible Preferred stock at its carrying amount, from temporary equity, into permanent equity.

b.	Convertible loan agreement (“CLA”) (see Note 5) – the Company issued 1,638,161 shares of common stock. pursuant to the conversion features of the loan agreement, the Company reclassified the Convertible loan’s carrying amount (which reflected its then current fair value), into shareholders’ equity.

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

e.	The Company redeemed 1,783,773 shares of non-voting common stock at their par value, removing the stock from shareholders’ equity.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations and cash flows for the three and nine months ended September 30, 2022, and 2021. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s prospectus, filed with the SEC on May 16, 2022. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of results that could be expected for the 2022 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

b)	Use of estimates in preparation of financial statements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, Fair values of financial instruments, inventory write-offs, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company’s lease accounting policy until December 31, 2021, prior to the adoption of the new lease standard - ASC-842.

The Company leases real estate and cars for use in its operations, which are classified as operating leases. Rental expense for the three and nine months ended September 30, 2021 were $162 and $473, respectively.

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

Rental expense for the three and nine months ended September 30, 2022, were $168 and $504, respectively.

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

		Fair value measurements at September 30, 2022
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 6)	$27	$-	$-	$27

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

		Fair value measurements at December 31, 2021
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Convertible Loan (See Note 5)	$4,905	$-	$-	$4,905
Warrants (See Note 6)	$2,149	$-	$-	$2,149

As of September 30, 2022, and December 31, 2021, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

i)	Concentration of risk

The Company has major customers, representing:

1.	36% and 47% of the Company Trade receivables balance as of September 30, 2022 and December 31, 2021 respectively.
2.	29% and 0% of the Company Trade receivables balance as of September 30, 2022 and December 31, 2021 respectively.
3.	6% and 21% of the Company Trade receivables balance as of September 30, 2022 and December 31, 2021 respectively.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company’s exposure to reference rate reform is due to royalties payments the Company is obligated to pay for research and development grants received from the Government of Israel (see note 8b). As of the date of these condensed consolidated financial statements, the Israeli Innovation Authority (“IIA”) has not determined an alternative benchmark rate to the LIBOR. However, the Company will consider this guidance as future modifications are made.

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

In June 2020 the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

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

NOTE 3 - INVENTORIES:

	September 30, 2022	December 31, 2021
Raw materials	$585	$356
Finished goods	$477	$541
	$1,062	$897

Inventories write-downs totaled to $106 and $55 during the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively.

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

On May 17, 2022, the Company finalized its IPO, as discussed in Note 1(d) and the notes were converted into the Company’s common stock. the following table is a is a roll forward of the fair value of the Notes in the period ended September 30, 2022:

September 30, 2022
Fair value at the beginning of the year	$-
Additions	1,847
Change in fair value reported in statement of comprehensive loss	1,753
Conversion to the Company’s common stock	(3,600)
$-

The Company recorded financial expenses associated with the Notes during the three and nine months ended September 30, 2022, in the amount of $0 and $1,753, respectively.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 5 - CONVERTIBLE LOAN (continued):

As of March 31, 2022, and December 31, 2021, the estimated fair value of the borrowings under the CLA (“the CLA”) were based on a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM); therefore, they were categorized as Level 3 in accordance with ASC 820. For additional information on the CLA’s term and conditions, see Note 8 in the Company’s financial statements for the year ended on 31 December 2021.

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

The following is a roll forward of the fair value:

	September 30, 2022	December 31, 2021
Fair value at the beginning of the year	$4,905	$3,563
Change in fair value reported in statement of comprehensive loss	1,648	1,342
Conversion to the Company’s common stock	(6,553)	-
	$-	$4,905

The Company recorded financial expenses during the three and nine months ended September 30, 2022, and 2021 in the amount of $0, $1,648, $0 and $0, respectively.

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

As of December 31, 2021, the estimated fair value of the warrants was based on a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM) using Level 3 inputs. The valuation was performed under scenarios of an IPO estimated at 37.5% of an IPO occurring in May 2022 and staying private estimated at 62.5%, using a volatility of 58%, a risk-free rate of 0.97% and an expected term of 0.4 years in the scenario of IPO and 3 years in the scenario of staying private.

As of September 30, 2022, the estimated fair value of the warrants was based on a Black-Scholes option-pricing model with the following inputs: an underlying common stock price of $0.875, an expected volatility of 57%, a risk-free rate of 4.16% and an expected term of 3.9 years.

Upon the consummation of the IPO (as further described in Note 1(d) above), the Company converted the outstanding warrants issued to Mizrahi and Migdalor into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

Additionally, in connection with the consummation of the IPO and the change of the type of the stock from preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of September 30, 2022. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares.

The following is a roll forward of the fair value:

	September 30, 2022	December 31, 2021

Outstanding as of beginning of period	$2,149	$1,023
Fair value changes	1,068	1,031
Additions	-	95
Conversion to the Company’s common stock	(3,190)	-
Outstanding as of end of period	$27	$2,149

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 6 – WARRANTS (continued):

The Company recorded financial expenses (income) during the three and nine months ended September 30, 2022, and 2021 in the amount of $(47), $1,068 $0 and $0, respectively, in connection with these warrants.

NOTE 7 – LEASES:

1)	The Company has an operating lease agreement for its facility in the USA, which expires on March 31, 2024. The Company is not reasonably certain that it will exercise the 5-year extension option and hence, the extension period was excluded from the measurement of the ROU asset and the lease liability. The lease payments are denominated in USD.

2)	On July 1, 2022, the Company entered into a new operating lease agreement for additional offices in the USA, which expires on September 30, 2025. The lease payments are denominated in USD.

3)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expires on April 30, 2023. The Company does not have an option for extending the lease agreement. The lease payments are denominated in ILS and are indexed to the consumer price index.

4)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the USA. The sublease ends March 31, 2024. The sublease is classified as an operating lease. The Company recognized lease income during the three and nine months ended September 30,2022 in the amount of $40 and $121, respectively.

5)	The Company leases its motor vehicles under operating lease agreements.

6)	The Company adopted the new accounting standard ASC 842 “Leases” and all related amendments on January 1, 2022 and used the adoption date as the Company’s date of initial application.

Supplemental information related to leases are as follows:

September 30, 2022
Operating leases: Operating lease right-of-use assets	$818
Current Operating lease liabilities	$480
Non-Current Operating lease liabilities	$276
Total Operating lease liabilities	$756

Other information:

Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$520
Weighted Average Remaining Lease Term	1.55
Weighted Average Discount Rate	3.11%

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 – LEASES (continued):

The lease costs components are as follows:

	Nine months ended September 30, 2022	Three months ended September 30, 2022
Operating lease cost	$504	$168
Variable payments that depend on an index or rate	16	8
Total lease cost	$520	$178

Maturities of operating lease liabilities were as follows:

September 30, 2022
2022 (excluding the nine months ended September 30, 2022)	$150
2023	444
2024	153
2025	61
Total operating lease payments	808
Less: imputed interest	(52)
Present value of lease liabilities	$756

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

a.	As of December 31, 2021, the Company was obligated under noncancellable operating lease agreements for certain sales offices and vehicles. Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31:

2022	$573
2023	$294
2024	$42
Total minimum lease payments	$909

The lease fees expensed in the year ended December 31, 2021, were $516,

b.	The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest based on LIBOR. The Company may be required to pay royalties based on previous years funding in periods after September 30, 2022, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of September 30, 2022, the Company has received approximately $14,300 (approximately $15,500 including LIBOR) and repaid approximately $10,000.

As of September 30, 2022, and December 31, 2021, the Company had a liability to pay royalties in the amount of approximately $1,006 and $818, respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 9 – SHAREHOLDERS’ EQUITY:

a.	Change in authorized stock

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009,315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI did not change the Company’s authorized shares of common stock and preferred stock of 42,803,774 authorized shares of common stock., 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock.

Share-based compensation

A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

			Weighted
		Weighted-	Average	Weighted
		Average	Remaining	Average
	Number of	Exercise	Contractual	Grant Date
	Options	Price	Life	Fair Value
Outstanding – January 1, 2022	890,493	$0.15	5.43
Granted	75,001	$4		$0.34
Exercised	15,460	$0.07
Expired and forfeited	9,851	$0.66

Outstanding – September 30, 2022	940,183	$0.45	5.05
Exercisable – September 30, 2022	820,157	$0.11	4.50

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 10 - BASIC AND DILUTED LOSS PER SHARE (continued):

Options to purchase 940,183 and 891,218 shares of common stock at an average exercise price of $0.453 and $0.150 per share were outstanding as of September 30, 2022, and September 30, 2021, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Preferred stock, which was convertible into 7,731,083 shares of common stock was outstanding as of September 30, 2021 but was not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

The convertible loan was not included in the calculation of the diluted loss per share as the loan was convertible into shares of common stock only upon the occurrence of a contingent event which had yet to occur as of September 30, 2021. For more details see note 5.

Warrants are convertible into 178,281 of the Company’s preferred stock were outstanding as of September 30, 2021 but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants are convertible into 73,048 and 48,082 of the Company’s common stock were outstanding as of September 30, 2022, and 2021 but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants convertible into 294,875 of the Company’s common stock were outstanding as of September 30, 2022 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

NOTE 11 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
North America	$621	$812	$3,275	$3,554
Europe, the Middle East and Africa	655	560	2,648	1,998
Asia Pacific	72	50	374	443
	$1,348	$1,422	$6,297	$5,995

b.	Revenues from contract liability:

	September 30, 2022	December 31, 2021
Opening balance	$673	$581
Revenue recognized that was included in the contract liability balance at the beginning of the period	(513)	(452)
Additions	658	544
Remaining performance obligations	$818	$673

As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $818, and the Company will be recognized this revenue over the 12-20 months.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

c.	The Company’s long-lived assets are located as follows:

Property and Equipment, net:

	September 30, 2022	December 31, 2021
Israel	$105	$101
North America	3	2
	$108	$103

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
Customer A	(*)41%	$535	(*)33%	$2,180
Customer B	4%	$58	17%	$1,089
Customer C	11%	$146	13%	$785

	Three months ended September 30, 2021		Nine months ended September 30, 2021
Customer A	20%	$351	19%	$1,056
Customer B (*)	18%	$326	15%	$852
Customer C	31%	$565	15%	$835

(*)	Included in Europe, the Middle East and Africa.

The majority of the Company’s revenues are recognized at a point in time.

NOTE 12 – RELATED PARTY TRANSACTIONS:

a)	On February 20, 2015, the Company made a loan to the CEO, in the principal amount of $106, which loan was evidenced by a secured, non-negotiable promissory note. In April 2022, the Company entered into a Securities Purchase and Loan Repayment Agreement with the CEO, pursuant to which the CEO sold to the Company 27,699 shares for a purchase price equal to $4.55 per share for an aggregate purchase consideration of $126. In lieu of paying the CEO the Purchase Consideration for the shares in cash, the Purchase Consideration was used to repay in full the outstanding loan amount and accrued interest owed to the Company by the CEO, and the promissory Note was terminated. Additionally, due to the fact that the Company repurchased the CEO’s shares for a price per share which exceeded the underlying common stock fair value by $0.55, the Company has also recognized compensation costs attributable to the CEO’s past services to the Company. The Company has recognized the repurchased shares as treasury shares at the cost that represents the then-current market value of the repurchased shares.

b)	As part of the Shareholder Agreement (the “SHA”), commencing on February 15, 2015, the company was paying one of its shareholders a monthly management fee of $5. The Company and the shareholder agreed to amend the agreement with the shareholder to replace the monthly payment with a success-based fees, effective on January 1, 2020. The amendment offers success-based fee of up to $150 on funding of up to $4,000. During January 2022, the Company paid the shareholder an amount of $100 related to the amendment, and by June 2022 the Company paid the shareholder an additional amount of $50. In aggregate, including the $100 paid in January, the shareholder received an amount of $150 pursuant to the amendment to the shareholder’s agreement. The Company recorded the payments partially as an incremental expense related to the IPO and partially as operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our prospectus dated May 12, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”) (referred to herein as the “Prospectus”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Prospectus and the Special Note Regarding Forward Looking Statements above.

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

When high-speed, long reach, high reliability and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines rather than wireless communication that is more limited in performance, reliability and security. However, wireline communication infrastructure is costly, and often accounts for more than 50% of total cost of ownership and time to deploy wide-area IoT projects.

Typically, providing new fiber connectivity to hard-to-reach locations is costly and time-consuming, often requiring permits for boring, trenching, and right-of-way. Connecting such hard-to-reach locations, may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges.

By alleviating difficult challenges in connectivity, we believe that Actelis’ solutions are making a significant difference by effectively accelerating deployment of IoT projects, and making IoT projects more affordable and predictable to plan and budget.

Our solutions also offer end-to-end network security to protect critical IoT data, utilizing a powerful combination of coding and encryption technologies, applied as required on both new and existing infrastructure within the hybrid-fiber-copper network. Our solutions have been tested for performance and security by the U.S. Department of Defense, or the U.S. DoD, laboratories, and approved for deployment with the U.S. Federal Government.

As of September 30, 2022, we had more than 300 customers, including cities, road and rail authorities, utilities and military organizations. We experienced an average annual sales growth in our IoT business of more than 20% each year from 2018 through 2021 in booking of orders from customers in the IoT market.

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

We currently have one outstanding loan with Migdalor Business Investments Fund, or Migdalor, which is secured by all our assets. As of September 30, 2022, the amount outstanding under the loan is $5.00 million (based on the NIS/USD exchange rate as of such date) (the “Migdalor Loan”). If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We expect to continue repaying the principal and interest of the Migdalor Loan from our operating cash flow.

Initial Public Offering

On May 17, 2022, we closed our IPO of common shares, in which we sold a total of 4,212,500 shares of common stock at $4 per share, including 462,500 shares pursuant to the partial exercise of the underwriters’ over-allotment option, for total net proceeds of $15.4 million, which, after deducting underwriting discounts and commissions of $1.4 million before additionally paid offering expenses of approximately $1.0 million amounted to proceeds available to the Company of $14.4 million.

Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 7,731,083 shares of common stock on a one-for-one basis. For additional information, see Note 1(d) to our Condensed Consolidated Financial Statements.

Impact of COVID-19 Pandemic

There continues to be widespread impact from the COVID-19 pandemic.  Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. Although infection rates and regulations have decreased globally, we continue to experience material residual impacts resulting from the pandemic, including inflationary impact on our cost structure and our operating expenses, specifically increases in costs for logistics and supply chains, heavy purchase price variance of electronic components, as well as from various operating vendors we use in our ongoing business. This inflationary environment contributes to recent increases in interest rates, as well as in the strengthening of the U.S. dollar against foreign currencies, which is affecting our business partners, where they sell local currency to the end-user of our products and services. Furthermore, this inflationary impact has affected us by requiring certain employment and compensation adjustments necessary to remain a competitive employer.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues	1,348	1,422	6,297	5,995
Cost of revenues	813	896	3,258	3,002
Gross profit	535	526	3,039	2,993
Research and development expenses, net	723	552	2,049	1,818
Sales and marketing, net	790	627	2,357	1,576
General and administrative, net	1,028	255	2,730	906
Operating loss	(2,006)	(908)	(4,097)	(1,307)
Financial expenses, net	(201)	(279)	(4,403)	(592)
Net Comprehensive Loss for the period	(2,207)	(1,187)	(8,500)	(1,899)

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Revenues

Our revenues for the three months ended September 30, 2022 amounted to $1.3 million, compared to $1.4 million for the three months ended September 30, 2021. The decrease is primarily driven by logistical delays in customer shipments.

Our revenues for the nine months ended September 30, 2022 amounted to $6.3 million, compared to $6.0 million for the nine months ended September 30, 2021. The increase from the corresponding period was primarily attributable to an increase of $650,000 of revenues generated from Europe, the Middle East and Africa, offset by a decrease of $348,000 in revenues generated from North America and Asia Pacific.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2022, amounted to $0.8 million compared to $0.9 million for the three months ended September 30, 2021.

Our cost of revenues for the nine months ended September 30, 2022, amounted to $3.3 million compared to $3.0 million for the nine months ended September 30, 2021. The increase from the corresponding period was mainly due to the increase in revenues, as well as a change in the product mix and an increase in purchase price variance of the cost of components and manufacturing driven by supply shortages and shipment costs.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2022 amounted to $0.7 million compared to $0.6 million for the three months ended September 30, 2021. The increase was mainly due to the acceleration of investments, primarily an increase in payroll expense in the amount of 131,000, in research and development.

Our research and development expenses for the nine months ended September 30, 2022 amounted to $2.0 million compared to $1.8 million for the nine months ended September 30, 2021. The increase was mainly due to the acceleration of investments, primarily an increase in payroll expenses in the amount of $230,000.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended September 30, 2022 amounted to $0.8 million compared to $0.6 for the three months ended September 30, 2021. The increase from the corresponding period was mainly associated with increased investments in sales and marketing, specifically in payroll expenses in the amount of $97,000, mainly due to hiring of sales and marketing employees and increase in travel expenses in the amount of $66,000, offset by a decrease in professional services in the amount of $42,000.

Our sales and marketing expenses for the nine months ended September 30, 2022 amounted to $2.4 million compared to $1.6 for the nine months ended September 30, 2021. The increase in comparison with the corresponding period was mainly associated with increased sales compensation due to higher revenue of $192,000, increased investments in sales and marketing, specifically in payroll expenses in the amount of $382,000, mainly due to hiring of sales and marketing employees, increase in other professional services in the amount of $41,000 and increase in travel expenses in the amount of $138,000.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2022 amounted to $1.0 million compared to $0.3 million for the three months ended September 30, 2021. The increase was mainly due to payroll and professional services expenses attributed to being a public company following our IPO completed in May 2022.

Our general and administrative expenses for the nine months ended September 30, 2022 amounted to $2.7 million compared to $0.9 million for the nine months ended September 30, 2021. The increase was mainly due to payroll and professional services expenses attributed to the work on the IPO in the amount of $1.0 million, completed in May 2022, as well as to being a public company.

Operating Loss

Our operating loss for the three months ended September 30, 2022, was $2.0 million, compared to an operating income of $0.9 million for the three months ended September 30, 2021. The increase was mainly due higher expenses associated primarily with investment in sales and marketing and expenses attributed to being a public company.

Our operating loss for the nine months ended September 30, 2022, was $4.1 million, compared to an operating loss of $1.3 million for the nine months ended September 30, 2021. The increase was mainly due to a delay in supply, due to shortages, as well as higher expenses associated primarily with investment in sales and marketing and expenses attributed to the IPO completed in May 2022 and being a public company.

Financial Expenses, Net

Our financial expense, net for the three months ended September 30, 2022, was $0.2 million compared to $0.3 million for the three months ended September 30, 2021. The decrease is attributed mostly to exchange rate differences.

Our financial expense, net for the nine months ended September 30, 2022 was $4.4 million compared to $0.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we incurred financial expenses mainly due to increases in fair value of various financial instruments, such as convertible loan, note and warrants in the amount of $4.5 million up until the IPO when such instruments converted to equity, and had income in the amount of $0.7 million, from exchange rate differences. Since all convertible loans and nearly all warrants we had outstanding converted to equity in connection with the IPO, we do not expect additional material financial expenses going forward for these loans and warrants compared to those we incurred in 2020, 2021 and the first two quarters of 2022.

Net Loss

Our net loss for the three months ended September 30, 2022 was $2.2 million, compared to net loss of $1.2 million for the three months ended September 30, 2021. The increase was primarily due to the increase in operating expenses mainly due to investment in sales and marketing, as well as expenses attributed to being a public company.

Our net loss for the nine months ended September 30, 2022 was $8.5 million, compared to net loss of $1.9 million for the nine months ended September 30, 2021. The increase was primarily due to the increase in financial expenses, resulting from the increases in fair value of various financial instruments, as well as an increase in operating expenses mainly due to investment in sales and marketing, as well as expenses attributed to our IPO in May 2022 and being a public company.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended September 30, 2022	Three months Ended September 30, 2021	Nine months Ended September 30, 2022	Nine months Ended September 30, 2021
Revenues	$1,348	$1,422	$6,297	$5,995
GAAP net loss	(2,207)	(1,187)	(8,500)	(1,899)
Interest Expense	201	279	4,403	592
Tax Expense	28	6	102	69
Fixed asset depreciation expense	9	7	29	31
Stock based compensation	13	8	41	28
Research and development, capitalization	143	119	423	472
Other one-time costs and expenses	115	-	916	-
Non-GAAP Adjusted EBITDA	(1,698)	(768)	(2,586)	(707)
GAAP net loss margin	(163.72)%	(83.47)%	(134.98)%	(31.67)%
Adjusted EBITDA margin	(125.96)%	(54.01)%	(41.07)%	(11.79)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA, Adjusted EBITDA margin, and backlog of customer open orders are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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

	For the three months ended September 30		For the nine months ended September 30
(U.S. dollars in thousands)	2022	2021	2022	2021
Revenues	$1,348	$1,422	$6,297	$5,995

Non-GAAP Adjusted EBITDA	(1,698)	(768)	(2,586)	(707)

As a percentage of revenues	(125.96)%	(54.01)%	(41.07)%	(11.79)%

Backlog of Customer Open Orders

Our backlog of customer open orders consists of product orders for which we have received a customer purchase order, and which have not yet been shipped. Orders are generally not subject to cancellation or rescheduling by the customer. We believe the review of backlog of customer open orders together with revenues is useful supplemental information to investors because it provides important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. As of September 30, 2022, our firm backlog of customer open orders was $3.9 million and as of September 30, 2021, our firm backlog of customer open orders was $5.2 million. In almost all cases, the backlog of customer open orders has been caused by the current global delays in supply in electronic components. We expect the majority of the backlog of customer open orders as of September 30, 2022 to be shipped during 2022.

(U.S. dollars in thousands Revenues)	For the three months ended September 30		For the nine months ended September 30
	2022	2021	2022	2021

Revenues	$1,348	$1,422	$6,297	$5,995

Backlog of open Orders(1)	$3,917	$5,153	$3,917	$5,153

(1)	Presented as of September 30 for each year.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity following our IPO in May 2022 as discussed below under the section titled “Initial Public Offering,” are expected to be the net proceeds from this offering as well as cash proceeds generated from our sales.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the repercussions from the COVID 19 pandemic, as well as the war between Russia and the Ukraine, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

For the nine months ended September 30, 2022, we have incurred substantial costs and expenses as we continued to build our infrastructure and prepare for growth, which included incurring legal, insurance and accounting fees in preparation for both the IPO and being a public company thereafter.

Our revenues for the three months ended September 30, 2022 decreased by 5.2% and our revenues for the nine months ended September 30, 2022 increased by 5.0%, over revenues for the three and nine months ended September 30, 2021, respectively, as we increased product and service delivery to our customers and as we made some progress in resolving supply shortages. In addition, backlog of customer open orders remained high, as of September 30, 2022, as we had a balance of $3.9 million, compared to a balance of $5.1 million as of September 30, 2021, representing a decrease of 23.5%, driven by faster delivery of delayed orders as we continued to overcome supply chain shortages.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash used in operating activities	$(5,776)	$(1,478)
Net cash used in investing activities	(102)	(6)
Net cash provided by financing activities	16,028	1,878
Net change in cash	$10,150	$394

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $10.9 million compared to $0.8 million of cash, cash equivalents and restricted cash as of December 31, 2021.

Cash used in operating activities amounted to $5.8 million for the nine months ended September 30, 2022, compared to $1.5 for the nine months ended September 30, 2021. The increase in cash used in operating activities was mainly due to increase in operating expenses, as well as expenses associated with our IPO and from operating as a public company.

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2022, compared to cash used in investing activities of $0 for the nine months ended September 30, 2021. The increase from the corresponding period was mainly due to change in short term deposits and purchasing of property and equipment.

Net cash provided by financing activities was $16.0 million for the nine months ended September 30, 2022, compared to $1.9 million for the nine months ended September 30, 2021. The cash flow from financing activities for the nine months ended September 30, 2022, resulted from proceeds from the Company’s IPO in the amount of $15.4, net of underwriting discounts and commissions and other offering costs of $1.0 million. In addition, the increase is related to the $2.2 million raised from the private placement first and second closings.

Initial Public Offering

On May 17, 2022, the Company completed its IPO. Net proceeds from the IPO totaled $15.4, net of underwriting discounts and commissions of $1.4. Additionally, the Company paid offering expenses of approximately $1.0 million, amounting to proceeds available to the Company of $14.4 million.

In connection with the IPO, the following transactions occurred in the second quarter of 2022: (i) The redeemable convertible Series A and Series B Preferred Stock were converted into an aggregate of 7,731,083 shares of common stock; (ii) The convertible notes and convertible loan were converted into an aggregate of 2,538,257 shares of common stock, (iii) The outstanding warrants issued to Migdalor and Mizrahi-Tefahot Bank were converted into an aggregate 797,567 shares of common stock, (iv) 1,783,773 of Non-Voting Common Stock were redeemed by the Company at par value of $0.0001 per share  and (v) we incurred approximately $1.0 million of IPO expenses. Additionally, 294,875 warrants to purchase common stock were issued upon the IPO to the underwriters at a conversion price of $5.00 per share.

We believe that as a result of the IPO, as can be seen in the financial instrument restructuring that occurred in connection therewith as described above, we currently have sufficient cash to meet our expected funding requirements over the next twelve months. However, we have experienced, and we continue to experience, negative operating margins and cash outflows from operating activities. We may need to raise additional capital in the future to expand our presence in the marketplace and achieve operating efficiencies, and to accomplish our long-term business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q and annual financial statements for the year 2021 for a description of our significant accounting policies. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation and due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weakness. We believe our remediation actions will be effective in remediating the material weakness identified, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness above is not remediated as of September 30, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting as permitted in this transition period under the rules of the SEC for newly public companies.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, readers should carefully the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated May 12, 2022, filed with the Securities and Exchange Commission in accordance with Prospectus in connection with our IPO. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, and including those set forth below, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business, including those listed below. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Unfavorable global economic or political conditions prolonged and intensified throughout the second half of 2022 and in 2023 could adversely affect our business, financial condition or results of operations.

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption has caused, and could in the future cause, extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession, the currently prolonged inflationary economic environment, continued rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, supply chain challenges, natural catastrophes, the effects of climate change, regional and global conflicts and terrorist attacks or political disruption or turmoil could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Prolonged inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in customer spending results in lower sales which would adversely affect our business, results of operations and financial condition.

Inflation rates, particularly in the United States, have increased this year and are prolonged in the past months, at levels not seen in years in many countries where our customers reside. Continued and increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could have a material and adverse effect on our business, results of operations and financial condition. Accordingly, the U.S. dollar has strengthened against foreign currencies as a result of the United States Federal Reserve’s actions to lower inflation, which is affecting our business partners, where they sell local currency to the end-user of our products and services.

The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of Nasdaq require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on November 4, 2022, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until May 2, 2023, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance by May 2, 2023, we may be eligible for a second 180 day compliance period, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.

We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Actelis Networks, Inc.

Date: November 14, 2022	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)