Form 10-K
period 2022-12-31
ACTELIS NETWORKS INC
filed 2023-03-29
CIK 1141284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-41375

Actelis Networks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2160309
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4039 Clipper Court Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

(510) 545-1045

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ASNS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2022, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,034,875 based on the closing sale price on that date of $1.67. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 28, 2023, there were 17,407,565 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ACTELIS NETWORKS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, financing, potential growth and market opportunities, products, and other statements that are not historical facts.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “anticipate” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “possible” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to grow the business due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to have our securities listed on Nasdaq;

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions, and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Important factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors,” Use of Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. You should read thoroughly this Annual Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements included in this Annual Report speak only as of the date of this Annual Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report. See “Where You Can Find More Information.”

ii

Item 1. Business

Company Overview

Actelis Networks, Inc. (“we,” “the Company”, “Actelis”, “us”, “our”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber-copper, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

Our networking solutions use a combination of newly deployed fiber infrastructure and existing copper and coaxial lines which our patented technology can upgrade to Fiber-grade to jointly create what we believe to be a highly cost-effective, secure and quick-to-deploy network. Our patent protected hybrid fiber-copper networking solutions deliver excellent communication over fiber to locations that may be easy to reach with new fiber. However, for locations that are difficult, or too costly to reach with fiber, we can upgrade existing copper lines to deliver cyber-hardened, high-speed connectivity without needing to replace the existing copper infrastructure with new fiber. We believe that such hybrid fiber-copper networking solution has distinct advantages in most real-life installations, while providing significant budget savings and accelerating deployment of modern IoT networks, as based on our experience, most IoT projects have challenging, hard to reach with Fiber locations which may explode such projects’ timeline and budgets. We believe that our solutions can provide connectivity over either fiber or copper with speeds of up to multi-Gigabit communication, while supporting Fiber-grade reliability and quality.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection. We are also working to introduce additional capabilities for network-wide cyber protection software as an additional SW and license based service.

When high speed, long reach, reliable and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines such as fiber, coax and copper, rather than wireless communication that is more limited in performance, reliability, reach and security. However, new fiber wireline infrastructure is costly to deploy, involves lengthy civil works to install, and, based on our internal calculations, often accounts for more than 50% of total cost of ownership (ToC) and time to deploy wide-area IoT projects.

Providing new fiber connectivity to hard-to-reach locations is especially costly and time-consuming, often requiring permits for boring, trenching, and right-of-way, sometimes done over many miles. Connecting such hard-to-reach locations may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges by instantly enhancing performance of such existing copper and coax infrastructure to fiber-grade performance, through the use of advanced signal processing an unique, patented network architecture, without the need to run new fiber to hard-to-reach locations; thus, effectively accelerating deployment of many IoT projects, as we estimate, sometimes from many months to only days. The result for the network owner isa hybrid network that optimizes the use of both new Fiber (where available) as well as upgraded, fiber-grade copper and coax that is now modernized, digitized and cyber-hardened. This unique hybrid network approach is making IoT projects often significantly more affordable, fast to deploy and predictable to plan and budget.

In addition, our solutions can also provide power over existing copper and coax lines to remotely power up network elements and IoT components connected to them (like cameras, small cell and wifi base stations sensors etc.). Connecting power lines to millions of IoT locations can be costly and very time consuming as well (similar to data connectivity, for the same reason- need for civil works). By offering the ability to combine power delivery over the same existing copper and coax lines that we use for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment.

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers. In 2023, we expect to introduce new product offering, some of which could serve both the IoT markets and our Telco customers.

We derive a significant portion of our revenue from our existing Telco customers. For the years ended December 31, 2022 and December 31, 2021, our Telco customers in the aggregate accounted for approximately 35% and 48% of our revenues, respectively.

We derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2022 and December 31, 2021, our top ten customers in the aggregate accounted for approximately 82% and 78% of our revenues.

We have incurred significant losses and negative cash flows from operations and as of December 31, 2022, we had an accumulated deficit of $33.4 million. We have funded our operations to date through equity financing and we had cash on hand (including short term deposits and restricted cash) of $6 million, and long-term deposits and restricted cash of $2.4 million, as of December 31, 2022. We continue to invest in sales and marketing resources to fuel our growth.

As of December 31, 2022, we have one outstanding loan with Migdalor Business Investments Fund (“Migdalor”) in the original principal amount of approximately $6 million which is secured by all our assets (the “Migdalor Loan”), and of which approximately $4.9 million remains outstanding. In December 2022, we deposited $2 million to a Company-owned interest bearing bank account, or the “designated account” and an additional $2 million was deposited on or about February 28, 2023. Migdalor consented to allow us to seek additional accounts receivable financing which would be used to partially repay the Migdalor Loan, which would reduce or eliminate the Additional Deposit (as defined in our agreement with Migdalor) and increase free operating cashflow.

Initial Public Offering

On May 17, 2022, we closed our initial public offering (“IPO”) of common shares, in which we sold a total of 4,212,500 shares of common stock at $4 per share, including 462,500 shares pursuant to the partial exercise of the underwriters’ over-allotment option, for total net proceeds of $15.4 million after deducting underwriting discounts and commissions of $1.4 million before additionally paid offering expenses of approximately $1.0 million amounting to proceeds available to us of $14.4 million.

Issuer Purchases of Equity Securities

On November 17, 2022, the Board authorized a stock repurchase program pursuant to which we may repurchase up to $1.0 million of outstanding shares of our common stock. The Board authorized us to purchase our common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities Exchange Act, as amended, and other applicable legal requirements.

Repurchases under the share repurchase program will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and our financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate us to purchase any particular number of shares.

Our Technology

To address many of the most difficult wide-area IoT connectivity challenges, we combine the benefits of fiber-optic infrastructure, where available, with the hidden potential in existing legacy copper/coax wires that already connect billions of locations and devices globally (often at low speed, experiencing interruptions and presenting poor information security, delivering mostly voice, or low speed control signals). However, these lines are readily available at no additional deployment cost and can reach, as we believe, most locations. Using our patented signal-processing software and hardware technology and system architecture, we can “upgrade” these lines, by deriving fiber-grade performance from them, and integrate them with new fiber installations, where available, to create a seamless end-to-end hybrid-fiber-copper network, enabling fast, reliable, and safe fiber-grade connectivity that is rapid to deploy and highly cost effective.

Our technology is both powerful and compact, and is built as a relatively small set of feature-rich network elements, that serve as building block in many IoT verticals. These elements include switches, typically enhanced with signal processing SW, concentrators, reach extenders, data encryption elements, power sources and a smart networking software that allows for remote management and monitoring down to the single element and line performance, configuration management making complex network topologies easy to deploy, analyze, debug and remote SW download to help with remote handling of large and small networks.

Our solutions can also provide remote power over the same existing copper lines to power up network elements and IoT components connected to them (like cameras and meters). Connecting power lines to millions of IoT locations can be costly and very time consuming (similar to data connectivity). By offering the ability to combine power delivery over the same copper lines used for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment.

Rapid Deployment and Lower Cost of Critical Connectivity for IoT

We aim to become the global leading provider of cyber-secure, cost-effective and quick-to-deploy hybrid networking for all wide-area IoT applications. Our products work over all types of wireline media on the global data network, whether owned or operated by telecom service providers or a private network operated by enterprises or government organizations. Our products are structured as building blocks for most IoT applications, and are feature-rich. This allows for one Actelis platform to often replace multiple other platforms available in the market, allowing for space-saving installation, energy conservation (which we believe results in a greener network), and making network planning easier for our customers. We aim at having our products installed and help accelerate deployment of wire-area IoT projects and applications everywhere.

For example, in one of the projects where our solutions are deployed, we found that 70% of locations are easy-to-reach with new fiber optic installation. Connectivity for such easy-to-reach locations may, as we believe, average $26,000 per mile for new fiber laid on poles, and can take between days to weeks to connect. However, the remaining 30% of locations were hard-to-reach with new fiber optics, and accordingly may require boring or trenching to reach IoT sensors or camera locations. Getting fiber to those 30% of hard-to-reach would require potentially connecting over obstacles, roads, long distances, and may also require obtaining the right of way and permits for extensive civil works. We believe this aspect of the deployment of new fiber optics may cost up to $400,000 per mile, which for this particular project would have impacted thousands of miles of roads, resulting in enormous cost, delay and interruption to traffic..

In another project, we have been selected to provide networking for a major city that has fiber installed to 15% of its traffic junctions, however 85% of its junctions are connected to low performance copper lines susceptible for bad actors to tamper with. Upgrading the entire city’s infrastructure to Fiber would have involved major civil works, permit delays and traffic interruptions for months or years, with a cost that would greatly exceed city’s budget. Our hybrid fiber-copper network allowed for the city to use its 15% fiber deployment, upgrade instantly the performance of its existing 85% copper lines to fiber-grade and join the two under a comprehensive management and security software package from Actelis to create one seamless network, while providing major savings of both time and money.

In another project, we provided our hybrid networking connectivity solution with remote powering over the data lines to 3G and 4G base stations. Looking forward, we believe that a dense grid of 5G small cells would be required to enable global 5G coverage, which, may accelerate IoT deployment in many smart city projects and other dense areas. We believe that connecting and powering these 5G small cells to the network cost effectively and rapidly, in both hard-to-reach and easy-to-reach locations is key to successful and timely deployment for such network.

In 2022, we released our first product family of hardened, hybrid, encrypted fiber-copper product family with 10Gbps switching capacity.

In 2023, we expect to further release, multi-Gigabit, encrypted and cyber-hardened, hybrid fiber-copper product families higher performance for cities, campuses, roads and rail, airports and 5G base stations backhaul.

Cyber Security

IoT networks are vulnerable to cyber-attacks as they often carry data related to critical processes and applications, such as provision of energy, water, gas and transportation services, to large populations. We believe that this data requires enhanced security within the network.

Our products all include cyber safety features that we are constantly developing. They currently include network traffic encryption and coding. We have developed and implemented a multi-layered “Triple Shield” technology that includes (i) information coding for resilience and security (for copper wires); (ii) multi-line information scrambling for increased resilience and added security (for copper wires); and (iii) an additional 256-bit hardware-based real-time encryption of data running over fiber or copper — creating end-to-end protection for the entire hybrid network. Our network management software is also cyber-hardened and helps protect the system. Our systems have been selected for deployment in sensitive applications with U.S. DoD and other governments and military organizations, airports, utility companies, oil and gas companies, smart cities, rail and traffic applications globally.

Since our IPO, we invested in further strengthening our focus on adding more cybersecurity capabilities and solutions for our customers. We have invested in software and hardware capabilities enhancing encryption of the data carried by our systems; we have introduced encrypted, cyber-hardened network management protocols; we have also introduced encryption of operating systems running on our devices. Furthermore, we have acquired the necessary software protocol and are in the process of certifying our product lines for Federal Intelligence Protocol Standards (FIPS). We are exploring directions to provide software services to our customers that would allow them to flexibly safeguard their critical networks, and intelligently isolate and protect from bad actors attacking their networks.

Market Verticals We Address

We execute our vision through a multi-channel, global approach that combines our expertise, with the expertise of our trusted business partners, system integrators, distributors, and consultants.

We operate a vertical based marketing plan where we dedicate efforts and resources to each vertical. The IoT verticals that we have focused on include: (1) ITS; (4) rail; (2) federal and military; (3) airports; (5) energy and water; (6) smart city; (7) education campuses; and (8) industrial campuses. Our products are utilized within networks that have been deployed, for example by the City of Los Angeles, Highways England, Federal Aviation Administration, the US military, including Air Force and Navy, and Stanford University. Our customers benefit from rapidly and cost-effectively enabling their critical IoT functions such as traffic cameras and smart signaling, security cameras, smart parking meters and ticketing, rail signaling and control, electrical substation management and protection, military operations, and many more. To date, we have been most successful in selling to customers in the intelligent transportation systems, rail, federal and military, and airports markets, primarily in the US, Canada, Europe, and Japan.

State of IoT Connectivity Market

IoT infrastructure connectivity demand is growing rapidly. We believe there is an urgent need to connect tens of millions of locations with a fast and secure connection. A huge challenge for IoT projects is that implementing connectivity between different IoT points in a network can consume the majority of a project’s cost and time to implement, including unpredictable and unanticipated challenges that arise in each individual project.

According to a report by Facts and Factors (January 2022) Global Internet of Things (IoT) market is expected to grow to $ 1.8 trillion by 2028, at a Compounded Average Growth Rate (CAGR) of 24.5%.

According to a report by Grand View Research (December 2022), the smart city market for connectivity infrastructure alone is expected to reach to $6,965.02 billion by 2030 at a CAGR of 25.8%. Accordingly, we believe that the number of IoT applications requiring our fast, smart, and secure connectivity is immense and provides us with a great market opportunity to grow our business. From smart transportation systems (smart cameras, smart lights and signals, Vehicle to Everything, or V2X communication) and smart security (cameras and radars), to smart parking, smart rail, power station monitoring, and industrial and warehouse automation, we believe that we are uniquely positioned to address all of these applications in a versatile and flexible manner.

We believe that there is an unserved segment that is extremely large within that market pertaining to the challenges in protecting the interface between the physical security and the cybersecurity of campuses, enterprises, industrial IoT (IIoT), government facilities, Smart Cities and utility plants.

We believe that 5G mobile technology will play a major role in the implementation and scaling of IoT networks. According to research published by ABI Research in January 2021, 5G technology is expected to grow at a CAGR of 41.2% between 2021 and 2027 with a major part of that growth coming from servicing IoT networks. According to Grand View Research, the global small cell 5G network market size was valued at $999.43 million in 2021. The market is expected to grow at a CAGR of 72.7% between 2022-2030.

5G base stations and small cells need to be deployed in a dense grid of millions of locations and need to be connected to Gigabit speed communication and power. We are addressing these needs for the rapid connectivity and power, aiming at enabling faster and more cost-effective deployment of 5G in IoT.

Our Solutions

We have invested nearly $100 million over the years to develop its patented, multi-layered “Triple Shield” technology, which can serve all connectivity markets. Our Triple Shield technology includes signal processing SW that is implementing optimization of multi-line signal coordination, the elimination of interference to boost connectivity performance, the optimization of coding for resilience and security, multi-line data scrambling for low latency, increased resilience, and added security. Our solutions also offer implementation of 256-bit encryption of transmission for data running over fiber or copper for network-wide protection of data. Our technology is packaged into a small set of compact, hardened, feature-rich network elements (such as switches, concentrators and reach extenders) — the MetaLIGHT product family — that are used as building blocks addressing the needs of most wide-area IoT verticals and applications, in a space-and energy-saving fashion. The ability to drive remote powering and synchronization signals to network ends over existing copper transmission lines provides additional significant cost-and-time benefits to network operators.

Our offering includes our network management software, providing built-in automation to help configure, manage, monitor, safeguard, install and maintain complex, hybrid networks of thousands of elements remotely.

We aim to continue developing our technology to include more system-wide security and further hybridity across all types of infrastructure. We will also seek to include cutting-edge computing capabilities to serve all connectivity needs for our IoT customers, in an effective and easily deployable way, while maintaining our commitment to serve our existing Telco customers.

We believe that our strong reputation as a provider of high-quality solutions, and the trust we gain from being recognized as a solid solution provider by prominent customers (such as the U.S. DoD) help us execute our strategy.

Products

●

MetaLight ML500/600/700/800/900 Series. EADs (Ethernet Access Devices) are a series of products which are cost efficient, compact and hardened Ethernet switches for hybrid-fiber-copper networks, located near the IoT devices connected to the network. For example, our EAD is used to connect street traffic lights and nearby controllers, cameras and IoT devices to the traffic control center, where either fiber, copper or coax infrastructure cabling exists. This product can be installed either indoors or outdoors, including under extreme weather conditions.

●	ML2300 Aggregator Series. This product is designed for large, medium, and small aggregation/operating and control centers. Network aggregators can connect hundreds of locations or elements. For example, control centers of highways could use such aggregators to communicate with hundreds of EADs installed in cabinets along highways in order to securely connect IoT devices (e.g. security cameras) to the highway network.

●	XR239 Series. This product is installed on long copper lines and can be remotely powered from the data lines themselves, while a special algorithm (Dynamic Spectral Software) is ensuring minimal interference with other signals running on adjacent conduits in the same cable. It features a repeater to extend connectivity range to long distances, in some cases up to 100Km. The repeater is installed outdoors and is resistant to cold, hot, rain, ice or snow. Our repeaters have been installed along rail systems in Alaska and Canada and have been safely performing for more than five years.

●	Advanced MetaLIGHT EMS software. Our EMS (Element Management Systems) software enable remote management, monitoring, maintenance, and configuration of the installed equipment in the network. It is designed to monitor, control and configure our network elements in the field, locally or remotely, for networks of various scales up to thousands of elements. Our implementation during 2021 and 2022 for our end-user customer Highways England, as an example, is using such EMS systems to control thousands of EADs connecting IoT devices along thousands of highway miles. It includes detailed monitoring, logging and tracking of functions both locally and remotely, to allow for easy debugging and configuration of networks, security management, graphical display of network topologies, management of licenses, remote software download, connectivity to other network and management systems. EMS may also manage other software keys and elements (for example, for encryption or other cyber-safety functions), for which customers may pay separately for the licenses.

We also offer support and maintenance services together with the sales of our product. This includes consulting, telephone troubleshooting and remote support, training, product repairs and software updates.

Product Specifications

Our products use advanced signal processing implemented at the system level, with an approach that treats multiple copper lines as one multi-line channel, which we believe to achieve the following benefits:

●	Increase the effective bandwidth of the communication link by 50% to 500% compared to traditional, single line bandwidth;

●	Extend connectivity distances from a few kilometers up to 100Km (for longer range topologies and slower speeds), and improves coverage area for connectivity by 2X to 4X times for the higher speed services; and

●	Improve communication reliability even if copper lines are of poor quality, so that network operators can, in most cases, guarantee their customers what we believe are Service Level Availabilities (SLAs) similar to that of fiber optic infrastructure.

In addition to these main benefits, we have focused our efforts and implemented technologies in our products in order to achieve the following:

●	Automatic multi-channel calibration based real-time line quality analysis during installation (which greatly shortens the installation process and saves personnel time);

●	Transmission in the copper lines to take into account signals in neighboring lines to minimize crosstalk interference and be “Spectrally Friendly”;

●	Multi-line spatial coding scrambling of data in a way that enhances connection immunity to interference, and makes tapping into the data very difficult;

●	Integration of remote powering and data on the same copper pairs;

●	Minimizing transmission delay to support delay-sensitive applications; and

●	Ability to safely, and accurately transmit clock signals for cellular base station synchronization (not available yet for 5G).

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers.

Our Competitive Advantage

We have invested heavily and over more than 10 years in the development of copper technologies and hybrid fiber-copper communication systems to create a solution that enables high-speed communication over real-life networks of mixed media, securely, reliably, and with Gigabit-grade resilience.

Copper lines are readily available in billions of locations. They are often buried in the ground or hanging from telephone poles, in bundles of tens or hundreds of wires.

Copper by itself was never designed for high-speed communication. Attempts to deliver high-speed would encounter many problems, including signal attenuation, interference from other lines in the Bundle and from any external electrical sources, variable quality and signal interruptions, and variable latency. Such wires are also relatively easy to tap into physically, and the information is also radiated outside of the cable and may be exposed to security threats.

In order to correct the issues with providing high speed communications over copper wiring, we developed technologies utilizing a multi-line approach, encoding, scrambling and processing the signals at system level (rather than at the single lines level), and finally also offering data encryption, to combat interference, electromagnetic noise, and issues with copper line quality and data security.

The next step was to integrate our existing technologies into hybrid-fiber-copper building blocks, that provide seamless communication over mixed, real-life fiber-copper networks, and many other advantages.

We believe our product offering offers a unique solution on the market in terms of value, by providing the following:

●	High performance hybrid-fiber-copper communication system

●	Speeds from 10Mbps to 10Gbps

●	Reach of up to 100Km (speed declines over long distances in copper)

●	Robust connectivity allowing Gigabit-grade service SLAs in various harsh environments over copper or fiber

●	Cyber-protection on several levels, including Triple Shield Protection:

●	Multi-line data scrambling and coding (copper)

●	256-bit system-wide encryption

●	System level protection (encryption and other protections) of management software, operating system and traffic flow

●	Dense, feature-full design to replace multiple alternative elements in the market, and allow for installation that is compact, lower cost and power saving:

●	Advanced switching functions supporting complex network topologies

●	Support for both advanced, digital IoT devices as well as existing analog devices with serial interfaces — to save the need to replace these devices while allowing them to join the digital network

●	Power feeding for cameras and other IoT devices with the data cable

●	Ability to install our IoT building blocks in remote locations with no power. Power can be provided from the communication line

●	Ability to provide precise synchronization over the communication lines to base stations

●	Routing functions

●	Support for spectrally-friendly reach extenders up to 100Km with minimal impact on other communication lines

●	Automated software tools for installation and management (including automated line calibration and configuration recognition during installation to avoid manual work, advanced management systems that allow remote troubleshooting of any line connected to the system to save on operation and management time)

We believe that the combination of these advantages provide our customers with a highly cost-effective solution to quickly obtain IoT connectivity anywhere in their network.

We believe that our hybrid-fiber-copper solutions have a significant competitive advantage in several layers: (a) copper performance (speed, reach, link stability and data security); (b) seamless fiber-copper integration and end-to-end data encryption; (c) overall system cyber-hardened design; (d) versatile, compact and feature-dense products with a good fit to the vast majority of applications; (e) very high product and transmission reliability; automatic configuration tools and advanced management of every element in the field; and (f) highly cost-effective when compared to alternatives. We believe that these advantages lead to very good value for our customers for both rapid deployment to all locations, regardless of whether these locations are hard to reach. We also believe that these characteristics provide us with a competitive advantages against many, if not all, companies in our space, such as Cisco, Rad, Nokia, Siemens, Belden and others.

We have hundreds of large, medium and small network operators as end users of our products, including municipalities, railway, electricity, water infrastructure companies and military customers. We believe that we enjoy a good reputation for offering reliable, high-performance and high-end products. We expect that the acceptance process for our new products for existing customers will become simpler due to customers positive accumulated experience working with us. We also have many non-exclusive third-party distributors, resellers and system integrators and partners around the world, located in the U.S., Canada, Mexico, Costa Rica, Germany, Italy, Spain, Scandinavian countries, Greece, Netherlands, Japan, and India. These non-exclusive third-party distributors are used to selling our products, and we believe that they appreciate the reliability of our products and the quality of service and support that we provide. All of these advantages constitute an entry barrier, which we believe may make it more difficult for a competitor to reach a similar status.

We believe that over the past years, we have built a reputation for providing, according to our customers, reliable, high-quality communication solutions with better copper and hybrid fiber-copper performance than other alternatives on the market. A competitor who wants to enter the market will have to compete with our reputation, which has been acquired over a long period by providing long-term quality service to hundreds of network operators and hundreds of thousands of end customers and IoT elements.

Our Sales and Marketing Strategy

We operate through two regions — Americas and International (consisting of EMEA, or Europe, Middle East and Africa, and APAC, or Asia Pacific) in a matrix with a vertical structure that is described below. Our sales and support teams are currently located in the United States, Mexico, Germany, Israel, and India. We also execute our sales and marketing plan through a multi-channel by vertical global approach that combines our expertise with the expertise of our trusted business partners. Our current business partners, as well as the partners we will seek in the future, are system integrators, distributors, contractors, resellers, and consultants. Our business partners are currently located in North America, Central America, throughout Europe, India, Singapore, China, Australia, Vietnam, Malaysia and Japan. Once we identify a relevant business opportunity in a new territory, we seek to partner with local business partners or agents. We believe our strong brand name of high-quality communication solutions, as well as the credibility we gain with esteemed customers such as the U.S. DoD, enhances our ability to provide our services. For example, MetaLight 600 Series was approved for deployment by U.S. DoD and is on the Approved Product List (APL) since 2019.

We operate a vertical based marketing plan where we dedicate tailored solutions and individual resources to each specific vertical. Our verticals include Intelligent Traffic Systems (ITS), rail, smart city, Telco, utilities, federal and military.

ITS

ITS include customers who manage road systems such as departments of traffic on either the municipality, county, state, or national level. The types of applications in this vertical that require communication include road cameras, lane management systems, and road signs.

Rail

Rail systems include customers who own and operate traditional inter-city rail lines as well as light rails. Some applications requiring communication in this vertical are central train control systems, rail signals, safety cameras and alert sensors, and rail station communication. We currently have projects within this vertical in North America, Europe, and Asia Pacific.

Federal and Military

Our current and future federal and military federal aviation authorities, US military, Air Force and Navy bases, and other government and military facilities. For example, during 2022, we were selected by Norseman Defense Technologies as an authorized sales partner to provide our solutions to all branches of the US Military and Government. The types of applications within this vertical that requiring communication include radars, perimeter security systems, energy systems, offices, laboratories and residences. We currently have projects within this vertical in North America, Europe and Asia Pacific.

Airports

Airports include customers who are either a State or Federal airport agency, or a service provider to the airport industry. The types of applications within this vertical requiring communication are airport security, baggage management, and airport Wi-Fi. In 2022, we started delivering to our new airport integration customer, who is a worldwide market-leader in airport operation technology, with which we signed an agreement to provide our solutions to hundreds of airports in 39 countries.

Energy and Water

Energy and water include customers such as electric utilities, oil companies and water utilities. The types of applications within this vertical that require communication are sub-station monitoring, oil and gas pipeline and refineries, electric and water flow monitoring, and perimeter security. We have projects within this vertical in North America and Europe.

Smart City

We believe the goal of nearly any city worldwide is to become smarter and better serve its residents and visitors. Smart city customers include such municipalities. The types of applications in this vertical requiring communication include security cameras, parking management, energy and water management, waste management, digital signs, and provision of Wi-Fi connectivity. We currently have projects in more than 100 cities, mostly in North America and Europe.

Telco

Telco customers include communication service providers of both wired and wireless services (including 4G and 5G). The types of applications within this vertical requiring communication include enterprise offices, branch offices, residential buildings, educational facilities and back-haul for mobile base stations.

Channel and Territory coverage

The majority of our business is conducted indirectly through various types of business partners, namely system integrators, distributors, contractors, resellers and consultants. Nevertheless, our team often accompanies a channel partner during the selling process to help secure a deal with an end-user. We seek to cover the geographic territories in which we sell, in combination with the target verticals described above. In this effort, we take advantage of existing strong relationships with business partners in the United States, Canada, Europe, Latin America, and Asia Pacific and also seek to recruit new business partners that can help us expand our coverage.

In addition, we maintain a website (at www.actelis.com) tailored to the IoT strategy and is expanding our marketing initiatives (professional organizations, shows, online targeting, online campaigns and lead generation) to grow our opportunity pipeline.

We operate through two main regional sales teams — Americas and International (consisting of EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific)) in a vertical model similar to that which was described in our marketing strategy above, and generates its pipeline of leads and opportunities through a combination of channel presence, on-line presence as well as direct touch. Our sales teams are very experienced in the target verticals and have significant competencies in the target networks of decision makers. We intend to invest in expanding this presence and strength.

Software and Services

Our products consist of hardware and an embedded software that function together to deliver the product’s essential functionality. Our products are sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics, and access to on-site technical support personnel.

We also offer our customers our EMS management software, either as perpetual or term based. EMS is optional and is being sold separately from our hardware products, and has been sold either as per-element license, or as a license for a whole network.

Our customers may request added functions and features for their specific need which we can customize for an additional fee.

We also offer our customers product support services which include telephone support, remote diagnostics, and access to on-site technical support personnel. Such support service is sold as a standalone contract or in combination with EMS management software and is offered for a term, usually 12 months with a renewal option.

Additionally, our customers can purchase software support service which allow them to receive some additional features or free upgrades. Such support service is sold as a separate contract.

We offer service contracts at different levels (Silver, Gold, Platinum), which may include different levels of support (remotely or in the field), hardware repairs, spare parts, help with network design, and SW/HW upgrades. Such service contracts are sold separately from the sale of hardware products and may be sold combined with our EMS software licenses. It usually covers periods post the expiration of our warranty period and would be renewed on an annual basis. The cost of the service is derived from the size of the network, and the level of support required.

Competition

We compete in markets for networking and communications services and solutions for service providers, businesses, government agencies and other organizations worldwide.

We compete with a number of companies in the markets we serve. Our key competitors include Moxa Technologies, ADTRAN, Inc., FlexDSL Telecommunications AG, EtherWAN Systems, Inc. and Belden Inc.

We believe the following competitive attributes are necessary for our solutions to successfully compete in IoT networking market:

●	the performance and reliability of our solutions;

●	cost of deployment and return on investment in terms of cost savings;

●	sophistication, novel and innovative intellectual property and technology, and functionality of our offerings;

●	cross-platform operability;

●	security;

●	ease of implementation and use of service;

●	high quality customer support; and

●	price.

We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have substantially greater financial, technical, and marketing resources; relationships with large vendor partners; larger global presence; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. See “Risk Factors — New competitors may enter the marketplace and begin to compete with the Company.”

Manufacturing, Procurement and Logistics

We take advantage of the combination of our inhouse skills and those of the third parties we partner with to execute our operational tasks which are planning and manufacturing finished goods inventory, planning and procuring raw materials and delivering products to our customers based on promised delivery schedules.

Our raw material consists of electronic chipsets, FPGA components, modems, and other electronic and mechanical components. Most of those components are procured by our contract manufacturers from Israel and we assist them as needed in specific cases. Since the breakout of COVID19, as the world is experiencing shortages of electronic components, we have assisted our manufacturers to acquire components that are harder to find. We recently secured components which were announced to be end of life by their manufacturers in order to ensure adequate quantities of future product shipments.

Our products are assembled by various contract manufacturers, located in Israel and in Taiwan who possess the expertise of assembly and quality control required for electronic manufacturing in a turn-key fashion. Some of our products are manufactured to our specifications under an OEM arrangement. The company uses state-of-the-art logistics services from the best providers worldwide and also has in-house expertise in executing such required processes.

We believe that we can add and/or replace our contract manufacturer if necessary. We have successfully transitioned from one contract manufacturer to another in the past, and we believe that a transition would be achievable, if necessary, in the future typically within three to six months.

Warranty

Our products are generally sold with a standard warranty of two years for product defects, as well a technical center support, during normal business hours, for incidents raised by properly trained personnel. Within the warranty agreement, we offer to repair or replace defective products, or software bug fixes. Upon expiration of the warranty period, the customer has an option to purchase an extended warranty contract for an additional fee, typically for one or more periods of 12 months.

Growth Strategy

Global Expansion and Recognition

We intend to leverage (a) the customers, partners, and representatives’ presence in over 30 countries including the Americas, Europe and Asia, (b) brand recognition developed over more than 10 years, and (c) the fact that our products are differentiated, as we believe, and offer unique value — to expand into virtually all IoT verticals, and become the vendor of choice for cyber-protected building blocks for all IoT networking globally.

In order to achieve the right level of global coverage, we are expanding our network of partners and representatives and aim increasingly at partnering with larger numbers of companies with global presence. For example, we recently selected Norseman Technologies to serve as a business partner integrator of our products to the Federal and military markets in the US through their acquisition contracts. Additionally, we signed up new business partners in Europe and Asia Pacific, such as in Singapore, China, Vietnam and Malaysia.

We are investing in growing our sales, channel management and support teams, and dedicate resources which specialize in specific verticals in each of the theaters. In August 2022, we hired a new VP of Marketing who is executing campaigns through social media, industry shows and conferences and other online means. We also are investing in lead-generation activities through third-parties who specialize in this practice.

Expansion of Multi-year deals

Over the past years, we entered into several large multi-year contracts with ITS, military, airports, and more that will generate more predictable sales for the next several years. For example, since the IPO, we announced several new deals we won or started to deliver, such as the worldwide airport technology provider, a provider of energy services to a major European city in a major European country, the city of San Jose, California and Northern Ireland railways. We intend to expand this strategy by investing in sales and marketing presence to extend the length these contracts and add many others.

Expansion into Cyber Security, Recurring Revenue Model

Cyber security is becoming increasingly more important for critical IoT infrastructure. Some countries, like Germany, are starting to mandate encryption on all IoT communication, and we believe this trend will continue. Our products are already capable to deliver sensitive information for many critical IoT applications, and we invest intend to invest more in making this a strong differentiator, and to have our products recognized as the most cyber-safe IoT building blocks in the growing secure IoT communication market.

Beyond that, we are expanding our cyber-protection capabilities to provide protection not only of the data that is running in the system, but also to help protect elements and devices connected to the network, especially in the interface between the physical and cybersecurity systems.

Adding the 5G Connectivity for IoT

A dense grid of 5G small cells is required in order to build a global 5G coverage, which, as we believe, may be key to IoT deployment in many smart cities and other dense areas. We believe that connecting these 5G small cells to the network cost effectively and rapidly, in both hard-to-reach and easy-to-reach locations, as well as powering them cost-effectively is key to successful and timely deployment.

5G networks deployment is slowed down, as we believe, by the challenge to provide connectivity and power to millions of base station locations that are required for an effective 5G network.

We expect that a second generation of this product family may also include precision synchronization delivery for 5G base stations for in-building installations, where GPS base-station synchronization is not available. This offering is still in early stages of concept evaluation, and may only be released in 2024 following successful evaluation and development.

Adding MMwave Technology

While we can offer solutions over fiber and copper, fixed, point-to-point wireless remains a valid option where for high-speed connectivity if line of sight is available and wireline communication is not be available. To complement our coverage or solutions over all possible media, following this offering, we plan to evaluate basic building blocks that may be acquired from third parties to integrate into our product offerings, for a complete cyber-hardened system with multiple physical media options. Such offering may only be released in 2024–2025. We have not yet completed evaluation of such third party partners. We expect that the addition of MMwave to our product offerings would add a new significant addressable market for us.

Adding Edge Computing Capabilities

Once mass deployment of our IoT connectivity building blocks is achieved, we are planning to leverage our presence in the field to offer our customers the option to host and integrate various applications into our building blocks, many of which will be installed in critical information junctions for IoT networks. Such applications may include video analysis, data monitoring and extraction, firewalls and many others, and would enable our customers, as we believe, to develop recurring revenue models for them as well as for us.

Some examples for such applications that we have been evaluating are:

●	Enhanced cyber-protection for devices and users;

●	Video processing and machine vision (serving the AI ecosystem such as, intruder detection, road safety and robotics); and

●	Smart video transmission/compression for delivery of video over 5G/mobile networks.

We expect the development of such capabilities to begin in 2023, and applications may be released starting in 2024. Some of the applications (especially around cyber-security) may be developed by the Company. Others may be offered by third parties and integrated into the Company’s platform.

United States’ Bipartisan Infrastructure Law

In November 2021, President Biden signed the Bipartisan Infrastructure Law to invest approximately $1.2 trillion to significantly upgrade the United States’ infrastructure. Specifically, the Bipartisan Infrastructure Law mandates investing the following amounts: $110 billion to rebuild many of America’s roads and bridges;$39 billion in public transit; $66 billion in high-speed rail; $108 billion to upgrade the nation’s electricity grid; $55 billion to expand access to clean drinking water; $25 billion to modernize several US airports; $650 billion in previous authorized funding for roads including nearly $300 billion for the Highway Trust Fund; and $65 billion to ensure that every American has access to high-speed internet through deploying broadband infrastructure.

We believe that this significant increase in infrastructure spending by the United States Government will likely result in investments in our communication infrastructure solutions, as these spending initiatives are aimed at our targeted verticals.

Growth through Mergers and Acquisitions

We continue to evaluate potential growth through mergers and acquisitions opportunities in situations where we believe that a transaction will fill business gaps or add key business operations without requiring us to wait years for marketing and sales cycles to materialize. The resulting combination of our existing products and services, new key personnel, and strategic partnerships through M&A could provide new offerings to our existing market.

If we target businesses in the same sector or location, we hope to combine resources to reduce costs, eliminate duplicate facilities or departments and increase revenue. We believe this strategy will provide for accelerated growth and maximize investor returns.

Environmental

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Human Capital Resources

As of December 31, 2022, we had approximately 48 employees and contractors, of which 44 were full-time employees, including 17 in sales and marketing, 24 in research development, engineering, and operations and 7 in general and administration. We have approximately 33 employees and contractors in Israel, 12 in the U.S., 2 in Europe and 1 in Asia. Our U.S.-based employees are employed through a Professional Employer Organization, providing employee benefits and services.

We believe our culture and principles enable us to attract, retain, motivate and develop our workforce as well as drive employee engagement. We believe an engaged workforce leads to a more innovative and productive company that serves its customers better. Our employees work to ensure that our products and services connect and protect our customers critical infrastructure. A testament to that is the long-term retention of many of our employees and their loyalty to us. We measure each one through a goal setting and measurement system to maximize our enterprise value and employee career potential.

We support and strive for ethnic and gender diversity.

Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material adverse effect on our business, financial position, results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Government Regulation

Our products are required to be certified for safety and local standards in each country that we sell in as needed. In the United States, Canada, Europe, and Japan our products are UL certified (safety), EN (emissions Regulation), VCCI (Japanese emissions standard), CISPR (European emission standard), ICES (Canadian radio frequency emissions standards), ETSI (European electromagnetic compatibility standard), CFR (US Federal Broadcasting Regulation), as well as IEC (European Safety Standard). We have also received the JITC (Joint Interoperability Test Command) certification of meeting certain cybersecurity standards required by the U.S. Department of Defense.

We are subject to numerous federal, state, provincial, local, and foreign laws and regulations relating to the storage, handling, emission, and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Clean Air Act; the Emergency Planning and Community Right-To-Know Act; the Resource Conservation and Recovery Act; and similar laws in the other countries in which we operate. While we believe that our existing environmental control procedures are adequate, we will continue to evaluate and update our procedures as needed to address new or changing aspects of environmental matters.

Intellectual Property

We rely on a combination of trade secrets, patent, trademark and copyright laws in the United States, as well as intellectual property licenses and other contractual rights (including confidentiality procedures, contractual provisions, and non-disclosure and assignment-of-intellectual property agreements with our employees, independent contractors, consultants and companies with which we conduct business) to establish and protect our A.I. technology, intellectual property and proprietary rights, trade secrets, databases, and our brand.

We have registered “Actelis Networks” as a service trademark in the United States, and we are the registered holder of the domain name Actelis.com that includes “Actelis Networks, Inc.” We also have 20 registered patents in the United States; 5 registered patents in Europe, 1 registered patent in Mexico, and one pending patent application at WIPO, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber covering various aspects of our technology. While we continue to consult with counsel on the advisability to seek patent protection of some of our algorithms, we rely heavily on trade secrets to protect our intellectual property around our technology.

Without accounting for any potential patent term adjustments or extensions or other forms of exclusivity with respect to our U.S. issued patents, four expire between 2023 and 2024, 14 expire between 2025 and 2029, and ten expire between 2030 and 2038. Any patent issuing from the pending U.S. application will begin to expire in 2037. With respect to our European patents, two European patents are expected to expire between 2023 and 2024, two European patents are expected to expire between 2025 and 2029, and one European patent is expected to expire between 2030 and 2037. Our Mexican patent is expected to expire in 2026.

We continue to maintain our intellectual property and confidential business information in a number of ways. For instance, we have a policy of requiring all employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us in accordance with applicable law. In addition, we have a policy of requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Lastly, our agreements with clients include confidentiality and non-disclosure provisions.

Corporate Information

We were incorporated in Delaware in 1998. We completed our initial public offering on May 17, 2022 and our common stock is currently listed on the Nasdaq Global Select Market under the symbol “ASNS.” Our principal executive offices are located at 4039 Clipper Court, Fremont, CA94538, and our telephone number is (510)-545-1040.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on the SEC’s website at www.sec.gov. or on our website at https://actelis.com/when such reports are available on the SEC’s website. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The contents of the websites referred to above are not incorporated into this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, before deciding to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. These key risks, include, but are not limited to, the following:

Risks Related to Our Business

●	We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability or growth in future periods. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.

●	We have negative cash flow from our operations and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

●	Unfavorable global economic or political conditions prolonged and intensified throughout the second half of 2022 and in 2023 could adversely affect our business, financial condition or results of operations.

●	Prolonged inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in customer spending results in lower sales.

●	We may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

●	Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

●	To support our business growth, in the past years we increased our focus on serving certain IoT verticals, while continuing to serve our existing Telco customers. This change in our strategy may make it more difficult to evaluate our business growth and future prospects, and may increase the risk that we will not be successful in our plans.

●	We may have ineffective sales and marketing efforts.

●	We are dependent on the supply of electronic and mechanical components and our business would be harmed if we do not receive sufficient supply of such components in number and performance to meet our production requirements and product specifications in a timely and cost-effective manner.

●	We outsource our product manufacturing and are dependent on our key manufacturers, and on our component and OEM suppliers. We are susceptible to problems, and have encountered problems in the past, in connection with procurement, decreasing quality, reliability, and protectability.

●	Demand for our products and solutions may not grow or may decline.

●	Our gross margins may not increase or may deteriorate.

●	Changes in the price and availability of our raw materials and shipping could be detrimental to our profitability.

●	Expanding our operations and marketing efforts to meet expected growth may impact profitability if actual growth is less than expected.

●	If our internal Company cyber-security measures are breached or fail and unauthorized access is obtained to our IT environment, we may incur significant losses of data, which we may not be able to recover and may experience a delay in our ability to conduct our day-to-day business.

●	We provide cyber security features as part of our products that may not completely prevent information security breaches, and our products are installed in live customer environments and may be compromised by cyber-attacks and damage customer assets.

●	We depend on key information systems and third-party service providers.

●	We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

●	We may face the effects of increased competition and rapid technological changes.

●	Our results of operations are likely to fluctuate from quarter to quarter and year to year, which could adversely affect the trading price of our common stock.

●	The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

●	The effects of health pandemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Risks Related to Protecting Our Technology and Intellectual Property

●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	Our patents and proprietary technology may be challenged or disputed.

●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

●	The lives of our patents may not be sufficient to effectively protect our products and business.

Risks Related to Managing Our Business Operations in Israel

●	Potential political, economic, and military instability in the State of Israel, where our research and development facilities are located, may adversely affect our results of operations.

●	Actelis Israel received Israeli government grants for certain of our research and development activities, the terms of which require us to pay royalties and satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

●	We may be adversely affected by fluctuations in the currency exchange rate of the Israeli Shekel.

●	Unanticipated changes in our effective tax rate and additional tax liabilities, including those resulting from our international operations or the implementation of new tax rules, could harm our future results.

Risks Related to our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

●	We have identified a material weakness in our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us, and as a result, the value of our common stock.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Risks Related to Our Business

We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability or growth in future periods. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.

We have incurred net losses in recent years, and we may not achieve or maintain profitability in the future. We experienced a net loss of $11 million and $5.3 million in the years ended December 31, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $33.4 million as of December 31, 2022. We cannot predict when or whether we will reach or maintain profitability.

We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenues do not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenues to offset our operating expenses. Any failure to increase our revenues or to manage our costs as we invest in our business would prevent us from achieving or maintaining profitability.

There is no guaranty that we will be able to generate the revenue necessary to support our cost structure or obtain the level of financing necessary for our operations.

We have incurred significant losses and negative cash flows from operations and incurred losses of $11 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we had negative cash flows from operations of $7.8 million and $2.7 million, respectively. As of December 31, 2022, our accumulated deficit was $33.4 million. We have funded our operations to date through equity financing and has cash on hand (including short term deposits and restricted cash) of $6.0 million and long-term deposits and restricted cash of $2.4 million as of December 31, 2022. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we will not succeed in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for its operations.

Furthermore, we may continue to incur negative cash flow from operating and investing activities for the foreseeable future as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase our sales. Our business also will at times require significant amounts of working capital to support our growth of additional platforms. An inability to generate positive cash flow from operating activities for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, or at all, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

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

Inflation rates, particularly in the United States and Israel, have increased this year and are prolonged in the past months, at levels not seen in years in many countries where our customers reside. Continued and increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could have a material and adverse effect on our business, results of operations and financial condition. Accordingly, the U.S. dollar has strengthened against foreign currencies as a result of the United States Federal Reserve’s actions to lower inflation, which is affecting our business partners, where they sell local currency to the end-user of our products and services.

We may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

In order for us to pursue our business objectives, we may need to raise additional capital, which additional capital may not be available on reasonable terms or at all. Any additional capital raised through the sale of equity or equity-backed securities may dilute our shareholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

We currently have one outstanding loan with Migdalor, in the original principal amount of approximately $6 million, of which approximately $5.0 million remains outstanding as of December 31, 2022, and which is secured by all our assets. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds.

Furthermore, on December 21, 2022, pursuant to the terms of the Senior Loan Agreement between Migdalor and our wholly owned subsidiary, Actelis Networks Israel, Ltd., dated December 2, 2020, as amended (the “Loan Agreement”), to satisfy our obligation associated with the cover/debt ratio (as defined in the Loan Agreement), we deposited $2 million to a Company-owned interest bearing bank account, or the “designated account” (as defined in the Loan Agreement). An additional $2 million was deposited in the designated account on or about February 28, 2023, as agreed between Migdalor and us.

We do not know whether we will be able to generate sufficient cash flow from operations or raise additional capital to fund operating activities on a timely basis, on terms satisfactory to us, or at all. Our indebtedness could have important consequences, including:

●	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;

●	a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

●	our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors, if such exist; and

●	we may be vulnerable during a downturn in general economic conditions or in our business, or may be unable to carry on capital spending that is important to our growth.

To support our business growth, in the past years we increased our focus on serving certain IoT verticals, while continuing to serve our existing Telco customers. This change in our strategy may make it more difficult to evaluate our business growth and future prospects, and may increase the risk that we will not be successful in our plans.

Since our inception, our business was focused on serving Telcos for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers. A significant portion of our revenue is from our existing Telco customers. For the years ended December 31, 2022 and December 31, 2021, our Telco customers in the aggregate accounted for approximately 35% and 48% of our revenues, respectively.

Our change in strategy and our efforts to serve the IoT verticals that we have focused on may prove more expensive than we currently anticipate, or may require longer development and deployment times, and we may not succeed in fully penetrating such IoT verticals, or at all.

We may have ineffective sales and marketing efforts.

Our sales and marketing efforts to drive growth may be ineffective as we try to win new deals either directly with end-user customers, or indirectly through business partners, distributors, system integrators or value-add resellers. These ineffective efforts may cause us to miss our planned growth and harm our financial results.

We are dependent on the supply of electronic and mechanical components and our business would be harmed if we do not receive sufficient supply of such components in number and performance to meet our production requirements and product specifications in a timely and cost-effective manner.

We rely on a supply of electronic and mechanical components of our final products to be able to fulfill and deliver customer orders. Such supply has been interrupted from time to time, particularly as a result of the COVID-19 pandemic, and if such interruption continues, it may cause us to be unable to fulfill and deliver such customer orders on expected delivery lead times. Such long lead times may cause customers to avoid placing orders or reduce future orders. As a result, such interruptions, if they continue, will reduce our ability to grow our business at the pace we expect and may cause us to miss our operating business plans.

In most cases, we do not have guaranteed supply arrangements with our suppliers, and our business relies on placing orders to our suppliers as we receive forecasts or orders from our customers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our procurement and production planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (and often qualifying) possible alternative suppliers, placing longer term orders for components and maintaining appropriate inventories of key components. Although we make reasonable efforts to ensure that components are available from multiple suppliers, certain key components are available only from a single supplier or a limited group of suppliers. Also, key components we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are more reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, it could affect their ability to deliver parts and could result in delays for our products. Similarly, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us, and have prevented us, from obtaining components in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain components to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms.

We outsource our product manufacturing and are dependent on our key manufacturers, and on our component and OEM suppliers. We are susceptible to problems, and have encountered problems in the past, in connection with procurement, decreasing quality, reliability, and protectability.

Our devices are assembled by using fully manufactured parts, the manufacturing of which has been fully outsourced, and we have no direct control over the manufacturing processes of our products. We outsource procurement and manufacturing activities to certain key manufacturers and certain component and OEM suppliers.

We also purchase unique components and products from suppliers who are exclusively able to fulfill such supply. We may lose some or all of these relationships, or have a material weakness in negotiating favorable terms, or such unique components have or may be declared end-of-life which may require product design changes. Such circumstances have hurt our profitability in the past, and may hurt our profitability in the future, and negatively affect our ability to deliver our product on time to customers.

Our lack of control in our manufacturing process due to the fact that we outsource our product manufacturing may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates. If necessary, switching production to other or additional subcontractors will entail a material cost and a temporary decrease in our productivity. Our manufacturing process has been disrupted in the past, and may be disrupted in the future, by various factors, including but not limited to shipping delays, bottlenecks resulting from raw materials specific shortages, quality problems or a decrease in quality, manpower shortages by the manufacturers or political unease that would trigger the closure of a facility or financial insolvency.

Furthermore, a supplier may discontinue production of a particular part for any number of reasons, which may require us to purchase a large inventory of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Additionally, in case any part embedded in our products is no longer available, we may be required to redesign such product in order to enable usage of alternative parts, or be forced to announce end-of-life of such product. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on supply constraints related to the COVID-19 pandemic.

Demand for our products and solutions may not grow or may decline.

We may experience a reduction in customer demand as a result of either of competition from other companies, technological changes required by our target markets, or disruptions of existing and new customer relationships. Such demand reduction will prevent us from realizing our planned growth.

Our gross margins may not increase or may deteriorate.

If our gross margins do not increase as planned or deteriorate, it will be harder for us to achieve profitability, which could substantially impact our business and ability to carry on operations if other financing sources are not secured on satisfactory terms. Our gross margins may deteriorate as a result of either reductions of customers price points, increases in product component and manufacturing costs, or unfavorable changes in the mix between more and less profitable customers and/or products.

Changes in the price and availability of our raw materials and shipping could be detrimental to our profitability.

Chipsets, electronic and mechanical components are significant components of our products. Over the past two years, the prices and availability of electronic and mechanical components have been constantly increasing.

Furthermore, our products are assembled with various contract manufacturers located in Israel and in Taiwan. As a result of the of COVID-19 pandemic, the world is experiencing shortages of electronic components. We have already experienced instances of limited supply of certain raw materials and shipping delays, which resulted in extended lead times, increased shipping costs and higher-than-usual backlogs. If the prices of such components and shipping were to continue to increase, or if shipping delays continue to occur, such price changes and shipping delays could have a negative effect on our gross margin and have a negative effect on revenues and earnings.

We may have previously agreed to set prices with our customers and any changes in supply costs may decrease our margin and directly affect profitability. If prices increase, supply interruptions, shipping delays, or shortages of materials continue to occur, it could have a negative effect on revenues and earnings.

Expanding our operations and marketing efforts to meet expected growth may impact profitability if actual growth is less than expected.

To meet expected growth, we plan to expand operations, including additional hiring, advertising, and promotion. If actual growth is less than expected, it would negatively impact our ability to become profitable, which would require we raise additional capital if required, which may not be available on favorable terms, or at all, which would impact our ability to carry on operations.

If our internal company cyber-security measures are breached or fail and unauthorized access is obtained to our IT environment, we may incur significant losses of data, which we may not be able to recover and may experience a delay in our ability to conduct our day-to-day business.

As cybersecurity attacks continue to evolve and increase, our cyber-security measures and our IT environment could be penetrated or compromised by internal and external parties’ intent on extracting confidential information, disrupting business processes, corrupting information, or looking to force the Company to pay a ransom. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Cyber attackers update their methods frequently. Sometimes cyberattacks are unrecognizable at the time of their occurrence and even long after. In addition, cyber incidents can occur as a result of non-technological failures, like human error or malicious acts. In some cases, information security incidents at our customers or suppliers can also lead to information security incidents in our information systems. For these reasons, we cannot guarantee that the safeguards taken by us and the safeguards we will take in the future will completely prevent information security incidents or damages that may result from them as detailed above.

We provide cyber security features as part of our products that may not completely prevent information security breaches, and our products are installed in live customer environments and may be compromised by cyber-attacks and damage customer assets.

Our products include cyber-security features such as data-traffic encryption that are engineered to protect our customers’ data and environment. Cyber-attacks become more sophisticated and evolve quickly, and these features may fail to protect our customers as intended and fail at preventing information security breaches. We plan to offer new cyber security products and features which we will either develop internally, obtain from partnerships with third-parties, or through acquisitions in the future. These planned new cyber-security products and features may fail to protect our customers as intended and not prevent information security breaches.

Our products are installed in live customer network environments, and may be subject to cyber-attacks seeking access to our customers networks through our products. Those cyber-attack attempts may take advantage of vulnerabilities of our products within the networks, vulnerabilities that may be known or unknown to us.

Our products and services include information systems and digital data of various types, including data kept by our employees, suppliers, and customers (and their own customers). In recent years there has been an increase in the frequency and severity of cyber incidents (including cybercrime). This trend is expected to continue in the future and even worsen, despite all the defense mechanisms employed against it. Cyber events can lead to unauthorized access, unauthorized disclosure, misuse, disruption, deletion, or modification of the Company and its customer assets, data, and processing, as well as disrupting day-to-day operations, computing services, and significantly slowing them down and even disabling information systems.

In the event of damage caused by such cyber-attacks, we may suffer negative consequences, such as disruption of the Company’s and/or our customers’ activities, disruption of or disabling information systems, theft of our and/or our customers’ data, or damage to its reputation thus affecting clients’ trust in the Company, and potentially exposing it to lawsuits. In such cases, our business results may be severely harmed.

We depend on key information systems and third-party service providers.

We depend on key information systems to transact our business accurately and efficiently. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or digital failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup, and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously and adversely affect our business, financial condition and results of operations. Although we have entered into employment or consulting agreements with our personnel, their employment is generally for no specific duration.

Our future performance also depends on the continued services and continuing contributions of our senior management team, which includes Tuvia Barlev, our Chief Executive Officer, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of our senior management team, particularly our Chief Executive Officer, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition and results of operations.

We may face the effects of increased competition and rapid technological changes.

The industry in which we are engaged is subject to rapid and significant technological change. There can be no assurance that our systems can be upgraded to meet future innovations which will be required to meet our customer’s requirements, or that new technologies will be adopted successfully by us, or existing technologies will not be improved, which would render the offerings obsolete or non-competitive. Companies we compete with enjoy significant competitive advantages, including greater name recognition; greater financial, technical, and service resources; established networks; additional product offerings; and greater resources for product development and sales and marketing.

There can be no assurance that other established networking technology companies, any of which would likely have greater resources than us, will not enter the market. In addition, new competitors may enter the marketplace and/or begin offering networking technology products and solutions and in channels similar to or competing with ours. Such competition may reduce demand for our products and impact the growth prospects and ability to achieve profitability, which may require us to raise new capital, which may not be available on favorable terms, or at all, and that would impair our ability to carry on operations.

We cannot assure you that we will be able to compete successfully against any of these competitors. Our failure to compete successfully with our competitors could harm our business.

We are dependent on skilled human capital.

Our ability to innovate and execute its business plans is dependent on the ability to hire, replace, and train skilled personnel. The employment market suffers from shortages of candidates, and such shortages may continue in future years, causing delays and preventing us from executing our plans.

Our results of operations are likely to fluctuate from quarter to quarter and year to year, which could adversely affect the trading price of our common stock.

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue, have fluctuated from quarter to quarter and year to year in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

●	our ability to attract new customers and increase revenue from our existing customers;

●	the loss of existing customers;

●	customer satisfaction with our products, solutions, platform capabilities and customer support;

●	mergers and acquisitions or other factors resulting in the consolidation of our customer base;

●	mix of our revenue;

●	our ability to gain new partners and retain existing partners;

●	fluctuations in share-based compensation expense;

●	decisions by potential customers to purchase competing offerings or develop in-house technologies and solutions as alternatives to our offerings;

●	changes in the spending patterns of our customers;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in research and development, sales and marketing, and general and administrative resources;

●	network outages;

●	developments or disputes concerning our intellectual property or proprietary rights, our products and services, or third-party intellectual property or proprietary rights;

●	negative publicity about our company, our offerings or our partners, including as a result of actual or perceived breaches of, or failures relating to, privacy, data protection or data security;

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

●	general economic, industry, and market conditions;

●	the impact of the ongoing COVID-19 pandemic, or any other pandemic, epidemic, outbreak of infectious disease or other global health crises on our business, the businesses of our customers and partners and general economic conditions;

●	the impact of political uncertainty or unrest;

●	changes in our pricing policies or those of our competitors;

●	fluctuations in the growth rate of the markets that our offerings address;

●	seasonality in the underlying businesses of our customers, including budgeting cycles, purchasing practices and usage patterns;

●	the business strengths or weakness of our customers;

●	our ability to collect timely on invoices or receivables;

●	the cost and potential outcomes of future litigation or other disputes;

●	future accounting pronouncements or changes in our accounting policies;

●	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;

●	our ability to successfully expand our business in the United States and internationally;

●	fluctuations in foreign currency exchange rates; and

●	the timing and success of new products and solutions introduced by us or our competitors, or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners.

The impact of one or more of the foregoing or other factors may cause our results of operations to vary significantly. Such fluctuations make forecasting more difficult and could cause us to fail to meet the expectations of investors and securities analysts, which could cause the trading price of our common stock to fall substantially, resulting in the loss of all or part of your investment, and subject us to costly lawsuits, including securities class action suits.

The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.

Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers.

We currently derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2022 and December 31, 2021, our top ten customers in the aggregate accounted for approximately 82% and 78% of our revenues.

We expect to continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition and results of operations. Customers may choose not to renew their contracts or may otherwise reduce the breadth of the offerings which they purchase for any number of reasons. We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, and although we currently have no operations or sales in either Russia or Ukraine, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for some of our components.  Additionally, this conflict could lead to sanctions, embargoes, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. Our operations would be particularly vulnerable to potential interruptions in the supply of certain critical materials and metals, such as neon gas and palladium, which are used in semiconductor manufacturing. Any interruption to semiconductor chip supply could significantly impact our ability to receive the components and timely roll-out of our operations. Furthermore, any potential increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could also significantly disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. A significant portion of the world’s semiconductor manufacturing is in Taiwan, and similar geopolitical tensions there could create further supply chain disruptions, which could result in further delays for our products’ components.

The world’s largest semiconductor chip manufacturer is located in Taiwan and a large part of equipment and materials, is manufactured in, and imported from, Taiwan. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Governments in the United States and many other countries, or the Sanctioning Bodies, have imposed economic sanctions on certain Russian individuals, including politicians, and Russian corporate and banking entities. The Sanctioning Bodies, or others, could also institute broader sanctions on Russia, including banning Russia from global payments systems that facilitate cross-border payments. These sanctions, or even the threat of further sanctions, may result in the decline of the value and liquidity of Russian securities, a weakening of the ruble or other adverse consequences to the global economy.

The current war in Ukraine, and geopolitical events stemming from such conflicts, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The extent and duration of the military action, resulting sanctions and resulting future market disruptions in the region are impossible to predict, but could be significant and have a severe adverse effect worldwide financial markets and economy.

The effects of health pandemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

In December 2019, a novel coronavirus disease, or COVID-19, was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The widespread health crisis is adversely affecting the broader economies, financial markets and overall demand environment for many of our products.

Our operations and the operations of our suppliers, channel partners and customers were disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within our control. Many governments imposed, and may yet impose, a wide range of restrictions on the physical movement of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, an impact on the attendance and productivity of our employees, and those of our channel partners or customers, resulting in negative impacts to our results of operations and overall financial performance. We suffered delays in realization of certain new orders from our customers, delay in testing of some of our new technologies in customer premises and difficulty conducting business development activities in an effective way (face-to-face). In addition, we had to increase our credit lines by $2.0 million to support the loss of revenue and profit. Additionally, COVID-19 has resulted, and likely will continue to result, in delays in non-residential construction, non-crisis-related IT purchases and project completion schedules in general, all of which can negatively impact our results in both current and future periods.

The duration and extent of the impact from the COVID-19 pandemic or any future epidemic or pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be affected.

Our performance is affected by general economic and political conditions and taxation policies.

The success of our activities may be affected by general economic and market conditions, like interest rates, currency exchange rate fluctuations, availability of credit, inflation rates, economic uncertainty, changes in laws, and United States and international political circumstances. Unexpected volatility or illiquidity could impair profitability or result in losses.

We may be adversely affected by the political and economic situation in the U.S., Europe and a number of countries in Asia.

The U.S. communications market is directly affected by economic developments in the U.S. economy. The European and Asian communications market is similarly reliant on political and economic stability in those regions. Changing trends in these markets may lead to a decrease in investments and a delay in projects, which could harm our business. To reduce our sensitivity to market changes, we operate in a large number of different vertical markets and territories.

Our business could be adversely impacted by changes in laws and regulations related to government contracts.

Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to government contracts. Changes in these laws, regulations or interpretations could require us to modify our platform in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.

We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect our activities including, but not limited to, in areas of labor, health and safety, tax, import and export requirements, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, and environmental.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

Risks Related to Protecting Our Technology and Intellectual Property

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation, or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate, or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;

●	require us to stop providing products or services that use the technology that infringes the other party’s intellectual property;

●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

●	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

●	subject us to significant liability for damages or result in significant settlement payments; or

●	require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

Our patents and proprietary technology may be challenged or disputed.

We hold certain patent and trade secret rights relating to various aspects of our technologies, which are of material importance to the Company and its future prospects. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents or may be able to design alternative techniques or devices that avoid infringement of our patents or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend largely upon our intellectual property. To date, we have 20 registered patents and one patent application pending in the United States; five registered patents in Europe, one registered patent in Mexico, and one patent application pending in WIPO, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber. We take reasonable steps to protect our intellectual property, especially when working with third parties. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our technology or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent application will issue or be approved. The United States Patent and Trademark Office and various foreign governmental patent agencies also require compliance with a number of procedurals, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we conduct business. Further, intellectual property law, including statutory and case law, in the United States and other countries, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation particularly in the US, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business.

The lives of our patents may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of March 15, 2023 will expire on dates ranging from March 20, 2023 to October 8, 2038, subject to any patent extensions that may be available for such patents. More specifically, the following patents will expire over the next three years: EP02250273.6,  DE 60207187.9-08, US7187711, US7167511, US7003026, US7606315, US7613235, US7587042.

In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

Considerable research is being performed in countries outside of the United States, and a number of potential competitors are located in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property. Several of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products that we develop obsolete.

Risks Related to Managing Our Business Operations in Israel

Potential political, economic, and military instability in the State of Israel, where our research and development facilities are located, may adversely affect our results of operations.

Our office where we conduct our research and development, operations, sales outside the Americas, and administration activities, is located in Israel. Many of our employees are residents of Israel.

Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring Arab countries, the Hamas militant group and the Hezbollah. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Ongoing and revived hostilities or other Israeli political or economic factors, such as, an interruption of operations at the Tel Aviv airport, could prevent or delay our regular operation, product development and delivery of products. If continued or resumed, these hostilities may negatively affect business conditions in Israel in general and our business in particular. In the event that hostilities disrupt the ongoing operation of our facilities and our operations may be materially adversely affected.

In addition, since 2010 political uprisings and conflicts in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East. This instability has raised concerns regarding security in the region and the potential for armed conflict. In Syria, a country bordering Israel, a civil war is taking place. In addition, it is widely believed that Iran, which has previously threatened to attack Israel, has been stepping up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. Additionally, the Islamic State of Iraq and Levant, a violent jihadist group, is involved in hostilities in Iraq and Syria. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any potential future conflict could also include missile strikes against parts of Israel, including our offices and facilities. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. Similarly, Israeli companies are limited in conducting business with entities from several countries. For instance, the Israeli legislature passed a law forbidding any investments in entities that transact business with Iran. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our employees and consultants in Israel, including members of our senior management, may be obligated to perform one month, and in some cases longer periods, of military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict or emergency circumstances, may be called to immediate and unlimited active duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants related to military service. Such disruption could materially adversely affect our business and operations. Additionally, the absence of a significant number of the employees of our Israeli suppliers and contractors related to military service or the absence for extended periods of one or more of their key employees for military service may disrupt their operations.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations and product development.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial conditions or the expansion of our business. Similarly, Israeli corporations are limited in conducting business with entities from several countries.

The Israeli government is currently pursuing changes to Israel’s judicial system, which, if adopted, may have an adverse effect on the macroeconomic conditions in Israel and consequently on our business and our results of operations

Actelis Israel received Israeli government grants for certain of our research and development activities, the terms of which require us to pay royalties and satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

Our wholly owned subsidiary, Actelis Israel, which manages our research and development efforts, has been financed in part through royalty-bearing grants in an aggregate amount of approximately $14 million (plus accrued interest), received from the Israeli Innovation Authority (formerly known as the Office of the Chief Scientist of the Israeli Ministry of Economy), or the IIA, as of December 31, 2022. We are committed to pay royalties at a rate of 3.0% on revenues up to the total amount of grants received, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to U.S. dollar deposits.

We are further required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 5744-1984 (formerly known as the Law for Encouragement of Research and Development in the Industry, 1984), as amended, and related regulations, or the Research Law, with respect to those past grants. When a grantee company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer or license of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, the discretionary approval of an IIA committee would be required for any transfer or license to third parties inside or outside of Israel of Actelis Israel’s know how or for the transfer outside of Israel of manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel.

The transfer or license of IIA-supported technology or know-how outside of Israel and the transfer of manufacturing of IIA-supported products, technology or know-how outside of Israel may involve the payment of significant amounts, depending upon the value of the transferred or licensed technology or know-how, our research and development expenses, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. These restrictions and requirements for payment may impair our ability to sell, license or otherwise transfer our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes, and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel, and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Employment and other material contracts we have with our Israeli employees are governed by Israeli laws. Our inability to enforce or obtain a remedy under these agreements could adversely affect our business and financial condition.

All employees were asked to sign employment agreements that contain confidentiality, non-compete and assignment of intellectual property provisions. The employment agreements with our employees in Israel are governed by Israeli laws. The system of laws and the enforcement of existing laws and contracts in Israel may not be as certain in implementation and interpretation as in the United States, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Our inability to enforce or obtain a remedy under any of these or future agreements could adversely affect our business and financial condition. Delay with respect to the enforcement of particular rules and regulations, including those relating to intellectual property, customs, tax, and labor, could also cause serious disruption to operations abroad and negatively impact our results.

Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

In addition, Chapter 8 of the Israeli Patents Law, 5727-1967, or the Patents Law, deals with inventions made in the course of an employee’s service and during his or her term of employment, whether or not the invention is patentable, or service inventions. Section 134 of the Patents Law sets forth that if there is no agreement which explicitly determines whether the employee is entitled to compensation for the service inventions and the extent and terms of such compensation, such determination will be made by the Compensation and Rewards Committee, a statutory committee of the Israeli Patents Office. As a result, it is unclear if, and to what extent, our research and development employees may be able to claim compensation with respect to our future revenues. Such claims, if successfully asserted, could adversely affect our results of operations and profitability.

We may be adversely affected by fluctuations in the currency exchange rate of the Israeli Shekel.

We compute a significant number of expenses in Israeli Shekels, both expenses from employees and suppliers. Our customers buy our products priced in US dollars or Euros. The strengthening of the shekel against the dollar and the euro could erode our profitability.

Unanticipated changes in our effective tax rate and additional tax liabilities, including those resulting from our international operations or the implementation of new tax rules, could harm our future results.

We are subject to income taxes in the United States and Israel. Our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual effective tax rate. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in available tax attributes, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state, or international tax laws and accounting principles.

Finally, we may be subject to income tax audits throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations or financial condition for that period.

Risks Related to our Common Stock

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. The requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

The individuals who now constitute our senior management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations.

We are an “emerging growth company,” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: requiring only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until as late as December 31, 2027, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (1) we have more than $1.07 billion in annual net revenues in any fiscal year, (2) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

We have identified a material weakness in our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us, and as a result, the value of our common stock.

As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” or a “smaller reporting company”, our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In the course of preparing the financial statements that are included in this Annual Report, management has determined that a material weakness exists within the internal control over financial reporting. The material weakness identified relates to lack of a sufficient number of finance personnel to allow for adequate segregation of duties. We concluded that the material weakness in our internal control over financial reporting occurs because as a newly public company, we do not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weakness, we expect to hire additional accounting and finance resources with public company experience or to provide the necessary training for such new hires without public company experience, and to nominate board members with the required financial literacy.

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We believe we will make significant progress in our remediation plan within fiscal year 2023, but cannot assure that we will be able to fully remediate the material weakness by such time. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2022 nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses that may exist. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of the IPO.

In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that we may be unable to remedy before the requisite deadline for these reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce our stock price.

If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually, beginning with our second annual report on Form 10-K. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404, however they will not be required to do so for so long as we are an emerging growth company. We could be an emerging growth company for up to five years (i.e., until December 31, 2027). An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

An active trading market may not develop for our securities.

Our common stock is listed on the Nasdaq Capital Market. However, we cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market in our common stock or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at the time you wish to sell them, at a price that is attractive to you, or at all.

The trading market for our common stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;

●	our ability or inability to generate revenues or profit;

●	the number of shares in our public float; and

●	increased competition.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2015 Equity Incentive Plan, or otherwise will dilute all other stockholders.

In the future, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we raise capital through equity financings in the future, that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors, and consultants under our 2015 Equity Incentive Plan. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

We do not intend to pay dividends on our common stock and, consequently, the ability of common stockholders to achieve a return on investment will depend on appreciation, if any, in the price of our common stock.

You should not rely on an investment in our common stock to provide dividend income. We do not plan to declare or pay any dividends on our capital stock in the foreseeable future. Instead, we intend to retain any earnings to finance the operation and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock in the public market after our IPO, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Those shares of common stock sold in our IPO will be freely tradable, without restriction, in the public market, except for any shares sold to our affiliates.

After the date of the IPO, when 4,212,500 shares of common stock became publicly tradable, approximately 13,105,075 additional shares of common stock subject to “lock-up” agreements entered into in connection with the IPO, are or will become eligible to be sold in the public market by existing stockholders by May 13, 2023 as a result of Rule 144 of the Securities Act, subject to volume and other limitations imposed under the federal securities laws. Furthermore, additional shares of our common stock may be publicly tradable as a result of exercises of stock options and restricted stock units (RSUs) under the 2015 Equity Incentive Plan. Sales of substantial amounts of our common stock in the public market after the completion of the IPO, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through offerings of our common stock.

The market price of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets and/or publicly listed technology companies;

●	actual or anticipated fluctuations in our net revenues or other operating metrics;

●	changes in the financial projections we provide to the public or our failure to meet these projections;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

●	the economy as a whole and market conditions in our industry;

●	political and economic stability in Israel;

●	exchange rate fluctuations between U.S. dollars and Israeli New Shekel;

●	rumors and market speculation involving us or other companies in our industry;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	lawsuits threatened or filed against us;

●	recruitment or departure of key personnel;

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

●	the expiration of contractual lock-up or market standoff agreements.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, securities action litigation has often been brought against a Company following a decline in the market price of its securities. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our common stock and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation, or the Charter, and bylaws, or the Bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our Charter and Bylaws, include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

●	classify our board of directors is classified into three classes of directors with staggered three-year terms and stockholders will only be able to remove directors from office for cause; and

●	provide that the board of directors is expressly authorized to make, alter, or repeal our Bylaws.

Moreover, Section 203 of the Delaware General Corporation Law, or the DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Our Charter provides that derivative actions brought on our behalf, actions against our directors, officers, employees or agent for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and the stockholders shall be deemed to have consented to this choice of forum provision, which may have the effect of discouraging lawsuits against our directors, officers, other employees or agents.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, stockholder, employee or agent of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim against us or any current or former director, officer, stockholder, employee or agent of the Corporation arising pursuant to any provision of the DGCL, or our Company’s Certificate of Incorporation or Bylaws, (d) any action to interpret, apply, enforce or determine the validity of the Company’s Certificate of Incorporation or Bylaws, (e) any action asserting a claim governed by the internal affairs doctrine or (f) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the General Corporation Law. The federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint, claim or proceeding asserting a cause of action arising under the Exchange Act or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our Charter.

The choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, and may result in increased costs to a stockholder who has to bring a claim in a forum that is not convenient to the stockholder, which may discourage such lawsuits. Although under Section 115 of the DGCL, exclusive forum provisions may be included in a company’s certificate of incorporation, the enforceability of similar forum provisions in other companies’ certificates or incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our principal stockholders will continue to have significant influence over us.

Our principal stockholders collectively beneficially own approximately 23% of our outstanding common stock. See “Principal Stockholders.” These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease our facility in California, which consists of approximately 3,000 square feet of office, lab and warehouse space. Our lease expires in October 2025.  We sublease our facility in California of approximately 9,000 square feet to a third party. Our lease expires in March 2024.

We currently lease our facility in Israel, which consists of approximately 13,000 square feet of office, development and testing laboratories and warehouse space. On or about the expiration of our current lease in April 2023, we expect to relocate to a new office location in Petach Tikva, consisting of approximately 11,000 square feet of office, development and testing laboratories and warehouse space.

We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol “ANAS” on May 13, 2022. Prior to that time, there was no public market for our common stock.

Stockholders

As of March 15, 2023, we had 17,407,565 outstanding shares of common stock, no outstanding shares of preferred stock, and approximately 58 holders of record of our outstanding shares of common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

Dividends

To date, we have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and, subject to a valuation by the Board of the present value of the Company’s assets, do not have surplus.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases to the Stock Repurchase Plan during the year ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A - Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Actelis Networks, Inc. (“we,” “the Company”, “Actelis”, “us”, “our”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber-copper, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently provide Triple-Shield protection of coding, scrambling and encryption of the network traffic.

When high speed, long reach, reliable and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines rather than wireless communication that is more limited in performance, reliability and security. However, wireline communication infrastructure is costly, and, based on our internal calculations, often accounts for more than 50% of total cost of ownership (ToC) and time to deploy wide-area IoT projects.

Typically, providing new fiber connectivity to hard-to-reach locations is costly and time-consuming, often requiring permits for boring, trenching, and right-of-way. Connecting such hard-to-reach locations may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges effectively accelerating deployment of IoT projects, and making IoT projects more affordable and predictable to plan and budget.

Our solutions can also provide remote power over existing copper lines to power up network elements and IoT components connected to them (like cameras and meters). Connecting power lines to millions of IoT locations can be costly and very time consuming (similar to data connectivity). By offering the ability to combine power delivery over the same existing copper lines that we use for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment. Our solutions have been tested for performance and security by the U.S. DoD laboratories, and approved for deployment with U.S. Federal Government and U.S. defense forces as part of APL (Approved Product List) in 2019.

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

We currently derive a significant portion of our revenue from our existing Telco customers. For the years ended December 31, 2022 and December 31, 2021, our Telco customers in the aggregate accounted for approximately 35% and 48% of our revenues, respectively.

We derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2022 and December 31, 2021, our top ten customers in the aggregate accounted for approximately 82% and 78% of our revenues.

We currently have one outstanding loan with Migdalor Business Investments Fund, or Migdalor, in the original principal amount of approximately $6 million which is secured by all our assets, which remains outstanding as of December 31, 2022 of which approximately $5 million remains outstanding. In December 2022, we deposited $2 million to a Company-owned interest bearing bank account, or the “designated account” and an additional $2 million was deposited on or about February 28, 2023. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. Migdalor consented to allow us to seek additional accounts receivable financing which would be used to partially repay the Migdalor Loan, which would reduce or eliminate the Additional Deposit (as defined in our agreement with Migdalor). We expect to continue repaying the principal and interest of the Migdalor Loan from our operating cash flow. Please refer to the “Liquidity and Financial Condition” section below for further discussion.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2022	2021
	(dollars in thousands)
Revenues	8,831	8,545
Cost of revenues	4,721	4,575
Gross profit	4,110	3,970
Research and development expenses, net	2,766	2,443
Sales and marketing, net	3,282	2,204
General and administrative, net	4,163	1,183
Operating loss	(6,101)	(1,860)
Interest expenses	(830)	(690)
Other financial expenses, net	(4,051)	(2,701)
Net Comprehensive Loss for the year	(10,982)	(5,251)

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Revenues

Our revenues for the year ended December 31, 2022 amounted to $8.8 million, compared to $8.5 million for the year ended December 31, 2021. The increase from the corresponding period was primarily attributable to an increase of $626,000 of revenues generated from Europe, the Middle East and Africa, offset by a decrease of $340,000 in revenues generated from North America and Asia Pacific, of which is primarily attributed to a decline in Telcom customers’ revenues.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2022, amounted to $4.7 million compared to $4.6 million for the year ended December 31, 2021.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2022, amounted to $2.8 million compared to $2.4 million for the year ended December 31, 2021. The increase was mainly due to an increase in payroll expense for research and development personnel in the amount of $256,000, and an increase in professional services related to research and development in the amount of $64,000.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2022, amounted to $3.3 million compared to $2.2 for the year ended December 31, 2021. The increase from the corresponding period was mainly a result of our increased investments in sales and marketing, including in payroll expenses for additional personnel in the amount of $595,000, and increase in commission expenses in the amount of $249,000. We also had an increase in travel expenses in the amount of $181,000.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2022, amounted to $4.2 million compared to $1.2 million for the year ended December 31, 2021. This increase was mainly due to payroll, insurance expenses and professional services expenses, in connection with the IPO completed in May 2022 and our status as a public company thereafter.

Operating Loss

Our operating loss for the year ended December 31, 2022, was $6.1 million, compared to an operating loss of $1.9 million for the year ended December 31, 2021. The increase was mainly due to higher expenses associated primarily with investment in sales and marketing and expenses attributed to the IPO completed in May 2022 and costs associated with our status as a public company.

Financial Expenses, Net

Our financial expense, net for the year ended December 31, 2022, was $4.9 million (including $0.8 million interest expenses) compared to $3.4 million (including $0.7 million interest expenses) for the year ended December 31, 2021. This increase during the year ended December 31, 2022 is due to us incurring financial expenses in connection with increases in fair value of various financial instruments, such as convertible loan, note and warrants in the amount of $4.5 million up until the IPO when such instruments converted to equity. Additionally, during the year ended December 31, 2022, we had income in the amount of $0.5 million from exchange rate differences. Since all convertible loans and nearly all warrants we had outstanding converted to equity in connection with the IPO, we do not expect additional material financial expenses going forward for these loans and warrants.

Net Loss

Our net loss for the year ended December 31, 2022 was $11 million, compared to a net loss of $5.3 million for the year ended December 31, 2021. This increase was primarily due to the increase in financial expenses, resulting from the increases in fair value of various financial instruments, as well as an increase in operating expenses mainly due to investment in sales and marketing, as well as expenses attributed to our IPO in May 2022 and being a public company.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$8,831	$8,545
GAAP net loss	(10,982)	(5,251)
Interest Expense	830	690
Other financial expenses, net	4,051	2,701
Tax Expense	94	87
Fixed asset depreciation expense	23	37
Stock based compensation	220	53
Research and development, capitalization	525	586
Other one-time costs and expenses	1,714	-
Non-GAAP Adjusted EBITDA	(4,065)	(1,097)
GAAP net loss margin	(124.36)%	(61.45)%
Adjusted EBITDA margin	(46.03)%	(12.84)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA, Adjusted EBITDA margin are Non-GAAP financial measures. Their most directly comparable financial measures prepared in accordance with GAAP are GAAP net loss and GAAP net loss margin. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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

The non-GAAP financial measures are presented for supplemental informational purposes only. They should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided above for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

	For the year ended December 31
(U.S. dollars in thousands)	2022	2021
Revenues	$8,831	$8,545

Non-GAAP Adjusted EBITDA	(4,065)	(1,097)

As a percentage of revenues	(46.03)%	(12.84)%

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. We also received proceeds of $15.4 million, net of underwriting discounts and commissions and other offering costs of $1.0 million, following our IPO in May 2022.

We have incurred significant losses and negative cash flows from operations and incurred losses of $11 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we had negative cash flows from operations of $7.8 million and $2.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $33.4 million. We had cash on hand (including short term deposits and restricted cash) of $6 million, and long-term deposits and restricted cash of $2.4 million, as of December 31, 2022. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, and cannot generate significant recurring revenues, profit and cash flow provided by operating activity, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. However, such financing may not be available on favorable terms, or at all. In particular, the repercussions from the COVID 19 pandemic, inflation, economic uncertainty, as well as the war between Russia and the Ukraine, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

Our revenues for the year ended December 31, 2022, increased by 3.3%, as we increased product and service delivery to our customers and successfully reduced our supply shortages.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(7,768)	$(2,726)
Net cash used in investing activities	(4,034)	(54)
Net cash provided by financing activities	15,286	2,904
Net change in cash	$3,484	$124

As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $4.3 million compared to $0.8 million of cash, cash equivalents and restricted cash as of December 31, 2021.

Cash used in operating activities amounted to $7.8 million for the year ended December 31, 2022, compared to $2.7 million for the year ended December 31, 2021. The increase in cash used in operating activities was mainly due to increase in operating expenses, as well as expenses associated with our IPO and from operating as a public company.

Net cash used in investing activities was $4.0 million for the year ended December 31, 2022, compared to cash used in investing activities of $0.1 million for the year ended December 31, 2021. The increase from the corresponding period was mainly due to change in short and long-term deposits, related to depositing cash into company interest bearing bank deposits in part due to increased collateral provided to our manufacturers.

Net cash provided by financing activities was $15.3 million for the year ended December 31, 2022, compared to $2.9 million for the year ended December 31, 2021. The cash flow from financing activities for the year ended December 31, 2022, resulted from proceeds from the Company’s IPO in the amount of $15.4 million, net of underwriting discounts and commissions and other offering costs of $1.0 million. In addition, the increase is related to the $1.85 million raised from the private placement first and second closings.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

In connection with the preparation of our financial statements as of and for the years ended December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting in the lack of sufficient finance personnel in the segregation of duties. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

As we have thus far not needed to comply with Section 404 of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of this, we believe that it is possible that additional control deficiencies and material weaknesses may have been identified if such an evaluation had been performed.

We are working to remediate the material weakness. Our remediation efforts are ongoing, and we will continue our initiatives to strengthen our finance personnel and implement and document policies, procedures, and internal controls. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the deficiencies and address material weaknesses. Specifically:

●	We have hired new qualified personnel in our accounting department. We will continue to evaluate the structure of the finance organization and add resources as needed;

●	We are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties; and

●	We are redesigning and implementing common internal control activities; and we will continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility and accountability to enable remediating our material weaknesses.

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses. Notwithstanding the material weakness discussed above, we have performed additional procedures to ensure the consolidated financial statements included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on the audited consolidated financial statements of which are included elsewhere in this prospectus. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actelis bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Management considers accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Actelis financial condition.

Management believes the following addresses the most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments:

Critical judgement and estimates

Critical judgement and estimates have been used primarily in estimating the fair value of our financial instruments (for example, warrants, notes and stock options), as well as the estimate of future usage of existing inventory to determine the net value of our inventory (see notes in financial statements).

Estimating the fair value of financial instruments such as warrants, notes and stock options are influenced by assessments of our future financial performance. Such assessments are forward-looking in nature and therefore, subject to significant uncertainty. Estimating the value of net inventory is also influenced by assessments of future usage of such inventory which is also forward looking in nature and therefore subject to significant uncertainty.

Accounting standards updates not yet adopted

Please see Note 2(ii) to our consolidated financial statements included elsewhere in this prospectus for information

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ACTELIS NETWORKS, INC.

2022 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actelis Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actelis Networks, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of redeemable convertible preferred stock and shareholders’ equity (capital deficiency) and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3n to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 29, 2023

We have served as the Company’s auditor since 2019.

 Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2022	2021
Assets
CURRENT ASSETS:
Cash and cash equivalents		3,943	693
Short-term deposits		1,622	-
Restricted bank deposits		451	-
Trade receivables, net of allowance for doubtful debts of $125 and $61 as of December 31, 2022 and December 31, 2021, respectively		3,034	2,147
Inventories	4	1,179	897
Prepaid expenses and other current assets	5	678	398
TOTAL CURRENT ASSETS		10,907	4,135

NON-CURRENT ASSETS:
Property and equipment, net	6	80	103
Prepaid expenses		492	-
Restricted cash		336	-
Restricted bank deposits		2,027	102
Severance pay fund		239	266
Operating lease right of use assets		726	-
Long-term deposits		12	78
TOTAL NON-CURRENT ASSETS		3,912	549

TOTAL ASSETS		14,819	4,684

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2022	2021
Liabilities and redeemable convertible preferred stock and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Current maturities of long-term loans	9	553	758
Warrants	14	8	177
Trade payables		1,781	1,920
Deferred revenues		484	673
Employee and employee-related obligations		793	703
Accrued royalties	12	900	818
Operating lease liabilities		445	-
Other current liabilities	8	1,238	902
TOTAL CURRENT LIABILITIES		6,202	5,951

NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	9	4,625	5,473
Deferred revenues		164	-
Warrants	14	-	1,972
Convertible loan	11	-	4,905
Operating lease liabilities		237	-
Accrued severance		278	315
Other long-term liabilities		48	79
TOTAL NON-CURRENT LIABILITIES		5,352	12,744
TOTAL LIABILITIES		11,554	18,695

COMMITMENTS AND CONTINGENCIES	12

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
$0.0001 par value, 10,000,000 authorized as of December 31, 2022, and 7,988,691 authorized as of December 31, 2021. SERIES A 0 and 4,986,039 shares issued and outstanding as of December 31, 2022, and December 31, 2021: aggregate liquidation preference of $5,091 as of December 31, 2021 - $2,858. SERIES B 0 and 2,745,004 shares issued and outstanding as of December 31, 2022, and December 31, 2021: aggregate liquidation preference of $4,271 as of December 31, 2021 - $2,727.		-	5,585
TOTAL REDEEMABLE CONVERTIBLE PREFERRED STOCK		-	5,585
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):	15
Common stock, $0.0001 par value: 30,000,000 and 11,009,315 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 17,379,861 and 2,050,404 shares issued and outstanding as of December 31, 2022 and 2021, respectively		1	*
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of December 31, 2022, and 2021, respectively; 0 and 1,783,773 shares issued and outstanding as of December 31, 2022 and 2021, respectively.		-	*
Additional paid-in capital		36,666	2,824
Accumulated deficit		(33,402)	(22,420)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		3,265	(19,596)
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		14,819	4,684

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U. S. dollars in thousands except for share and per share amounts)

		Year ended December 31
	Note	2022	2021

REVENUES	18	8,831	8,545
COST OF REVENUES		4,721	4,575
GROSS PROFIT		4,110	3,970

OPERATING EXPENSES:
Research and development expenses, net		2,766	2,443
Sales and marketing expenses, net		3,282	2,204
General and administrative expenses, net		4,163	1,183
TOTAL OPERATING EXPENSES		10,211	5,830

OPERATING LOSS		(6,101)	(1,860)

Interest expenses		(830)	(690)
Other financial expenses, net	19	(4,051)	(2,701)
NET COMPREHENSIVE LOSS FOR THE YEAR		(10,982)	(5,251)

Net loss per share attributable to common shareholders – basic and diluted	17	$(0.95)	$(2.56)
Weighted average number of common stock used in computing net loss per share – basic and diluted		11,621,238	2,048,788

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholder’s equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	(capital deficiency)
BALANCE AS OF JANUARY 1, 2021	7,731,083	5,585	2,047,641	*	1,783,773	*	2,771	(17,169)	(14,398)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2021:
Exercise of options into common stock	-	-	2,763	*	-	-	*	-	*
Share based compensation	-	-	-	-	-	-	53	-	53
Net comprehensive loss for the year	-	-	-	-	-	-	-	(5,251)	(5,251)
BALANCE AS OF DECEMBER 31, 2021	7,731,083	5,585	2,050,404	*	1,783,773	*	2,824	(22,420)	(19,596)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Exercise of options into common stock	-	-	77,749	*	-	-	5	-	5
Share based compensation	-	-	-	-	-	-	220	-	220
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(7,731,083)	(5,585)	7,731,083	1	-	-	5,584	-	5,585
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	-	-	4,212,500	*	-	-	14,675	-	14,675
Conversion of convertible loan to common stock upon initial public offering	-	-	1,638,161	*	-	-	6,553	-	6,553
Conversion of convertible note to common stock upon initial public offering	-	-	900,096	*	-	-	3,600	-	3,600
Conversion of warrants to common stock upon initial public offering	-	-	797,567	*	-	-	3,190	-	3,190
Redemption of non-voting common stock upon initial public offering	-	-	-	-	(1,783,773)	*	-	-	*
Repurchase of common stock	-	-	(27,699)	*	-	-	15	-	15
Net comprehensive loss for the year	-	-	-	-	-	-	-	(10,982)	(10,982)
BALANCE AS OF DECEMBER 31, 2022	-	-	17,379,861	1	-	-	36,666	(33,402)	3,265

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONOSLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(10,982)	(5,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	37
Changes in fair value related to warrants to lenders	1,049	1,031
Inventories write-downs	147	102
Exchange rate differences	(642)	167
Share-based compensation	220	53
Changes in fair value related to convertible loan	1,648	1,342
Changes in fair value related to convertible note	1,753	-
Treasury shares	15	-
Interest expenses	830	235
Changes in operating assets and liabilities:
Trade receivables	(887)	(731)
Net change in operating lease assets and liabilities	(44)	-
Inventories	(429)	78
Prepaid expenses and other current assets	(280)	(236)
Other long-term assets	(492)	-
Long term deposits	-	27
Trade payables	(139)	(217)
Deferred revenues	(25)	92
Other current liabilities	508	516
Other long-term liabilities	(41)	29
Net cash used in operating activities	(7,768)	(2,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposit	(1,622)	-
Long- term deposit	66	-
Restricted long term bank deposit	(27)	-
Restricted bank deposit	(2,451)	-
Purchase of property and equipment	-	(54)
Net cash used in investing activities	(4,034)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	5	*
Proceeds from long-term debt, net of issuance costs	-	2,904
Proceeds from initial public offering and private placement	18,697	-
Underwriting discounts and commissions and other offering costs	(2,175)	-
Repayment of long-term loan	(1,241)	-
Net cash provided by financing activities	15,286	2,904

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(72)	167
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,484	124
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	795	671
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	4,279	795
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	3,943	693
Restricted cash, non-current	336	102
Total cash, cash equivalents and restricted cash	4,279	795

*	Represents an amount less than $1 thousands.

ACTELIS NETWORKS, INC.

CONOSLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2022	2021
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	818	511

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Additional warrants	-	95
Right of use assets obtained in exchange for new operating lease liabilities	237	-
Conversion of convertible loan to common stock upon initial public offering	6,553	-
Conversion of convertible note to common stock upon initial public offering	3,600	-
Conversion of warrants to common stock upon initial public offering	3,190	-
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	5,585	-
Repurchase of common stock	15	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, copper networking solutions for IoT and Telecommunication companies. The Company’s customers include providers of telecommunication services and enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17 completed its IPO. See note 2 below for further details.

b.	In December 2019, a novel coronavirus disease, or COVID-19, was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The widespread health crisis is adversely affecting the broader economies, financial markets and overall demand environment for many of the Company’s products.

The Company’s operations and the operations of the Company’s suppliers, channel partners and customers were disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within the Company’s control. Many governments imposed, and may yet impose, a wide range of restrictions on the physical movement of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, an impact on the attendance and productivity of the Company’s employees, and those of our suppliers, channel partners or customers, resulting in negative impacts to the Company’s results of operations and overall financial performance. We suffered delays in realization of certain new orders from customers, delay in testing of some new technologies in customer premises and difficulty conducting business development activities in an effective way (face-to-face). In addition, we had to increase credit lines by $2.0 million in 2021 to support the loss of revenue and profit. Additionally, COVID-19 has resulted, and likely will continue to result, in delays in non-residential construction, non-crisis-related IT purchases, electronic components including chip manufacturing and project completion schedules in general, all of which can negatively impact results in both current and future periods.

The duration and extent of the impact from the COVID-19 pandemic or any future epidemic or pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on the Company’s employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be affected.

c.	The Company has incurred significant losses and negative cash flows from operations and incurred losses of $10,982 and $5,251 for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company had negative cash flows from operations of $7,768 and $2,726, respectively. As of December 31, 2022, the Company’s accumulated deficit was $33,402. The Company has funded its operations to date through equity financing and has cash on hand (including short term deposits and restricted cash) of $6,016 and long-term deposits and restricted cash of $2,375 as of December 31, 2022. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company will not succeed in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and the time in which it has to accomplish them and has determined that the Company has sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements.

NOTE 2– INITIAL PUBLIC OFFERING:

On May 17, 2022, the Company finalized its IPO offering of an aggregate of 4,212,500 shares of common stock, including the partial exercise by the underwriter of its option to purchase 462,500 additional shares of common stock, at a price to the public of $4.00 per share.

The net proceeds from the offering, including the over-allotment, to the Company were approximately $15.4 million, after deducting underwriting discounts, commissions and expenses amounting to approximately $1.0 million.

As a result of the IPO, the Company issued common stock in the transactions described below:

a.	Redeemable convertible preferred stock (see Note 13) - the Company issued 7,731,083 shares of common stock (on a one (1) for one (1) basis, pursuant to the conversion provisions of the Series A and Series B redeemable Preferred Stock agreements). Upon the conversion, the Company reclassified the Convertible Preferred stock at its carrying amount, from temporary equity, into shareholders’ equity.

b.	Convertible loan agreement (“CLA”) (see Note 11) – the Company issued 1,638,161 shares of common stock. pursuant to the conversion features of the loan agreement.

Upon such issuance, the Company reclassified the Convertible loan’s carrying amount (which reflected its then current fair value), into shareholders’ equity.

c.	Convertible notes (see Note 10) –The Company issued 900,096 shares of common stock pursuant to the conversion features of the note agreements issued during December 2021 and April 2022.

d.	Warrants (See Note 14):

1.	The Company issued 617,567 shares of common stock as a result of the exercise provisions of the detachable warrants granted to Mizrahi-Tefahot Bank as part of the Company’s financing agreement with Bank Mizrahi.

2.	The Company issued 180,000 shares of common stock to Migdalor as a result of the exercise provisions of the detachable warrants granted to Migdalor as part of the loan agreement with Migdalor.

3.	In addition, concurrently with the IPO and in connection with the consummation of the IPO, the Company issued common stock warrants to the underwriters. The warrants are exercisable into 294,875 of the Company’s common shares for an exercise price of $5 per share and can be exercised at any time during a period of 5 years from the issuance date (i.e. until May 17, 2027). The warrants are classified as equity based on the guidance provided under ASC 718-10.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $145. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.01%, a contractual term of 5 years, an expected dividend yield of 0% and a stock price at the issuance date of $1.95.

e.	The Company redeemed 1,783,773 shares of non-voting common stock at their par value, removing the stock from shareholders’ equity.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Use of estimates in preparation of financial statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, Fair value of financial instruments, inventory write-offs, as well as in estimates used in applying the revenue recognition policy (See note 2l). The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

c.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its Subsidiary are conducted is the U.S. dollar (“$” or “dollar”). Therefore, the functional currency of the Company and its Subsidiary is the dollar. In determining the appropriate functional currency to be used, the Company reviewed factors relating to sales, costs and expenses, financing activities and cash flows.

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of comprehensive loss as financial income or expenses, as appropriate.

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

e.	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.

f.	Restricted cash and restricted deposits

Restricted cash consists of cash held in restricted accounts, classified as current or long term based on the expected timing of the disbursement. Restricted deposits consist of deposits held in restricted deposits bank accounts including deposits held as collateral for guarantees to third parties and other, classified as current or long term based on the expected timing of the disbursement

g.	Treasury Shares

Treasury shares represents ordinary shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury shares are accounted for under the cost method. Under this method, repurchases of ordinary shares are recorded as treasury shares at historical purchase prices. At retirement, the ordinary shares account is charged only for the aggregate par value of the shares. The treasury shares have no rights.

h.	Trade Receivables, net

Trade receivables are recorded at the invoiced amount, are unsecured and do not bear interest. Trade receivables are stated net of allowances. The allowance for doubtful accounts is based on the Company’s periodic assessment of the collectability of the accounts based on a combination of factors including the payment terms of each account, its age, the collection history of each customer, and the customer’s financial condition. On this basis, management has determined that an allowance for doubtful accounts of $125 and $61 was appropriate as of December 31, 2022, and December 31, 2021, respectively. Allowance for doubtful expense for the years ended December 31, 2022, and 2021 was $64 and $0, respectively.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory write-offs are provided to cover risks arising from slow-moving items, excess inventories, discontinued products, new products introduction and for market prices lower than cost. Any write-off is recognized in the consolidated statement of comprehensive loss as cost of revenues. In addition, if required, the Company records a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of the Company’s future demands forecast consistent with its valuation of excess and obsolete inventory.

Cost is determined as follows:

Raw materials, parts, supplies and finished products- using the weighted average cost method.

j.	Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the related gain or loss is reported in the statement of comprehensive loss.

Annual rates of depreciation are as follows:

%

Computers, electronic equipment and software	Mainly 33%
Office furniture and equipment	7
Leasehold improvements	By the shorter of lease term and the estimated useful life of the asset

k.	Impairment of long-lived assets subject to amortization

The Company evaluates long-lived assets, such as property and equipment with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company identifies impairment of long-lived assets when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If the Company identifies an impairment, the Company reduces the carrying amount of the assets to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

l.	Revenue recognition

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company also offers its customers other management software. The Company sells its other non-embedded software either as perpetual or as term-based licenses.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. The Company’s contracts do not include additional discounts once product price is set, right of returns, significant financing components or any forms of variable consideration.

The Company uses the practical expedient and does not assess the existence of a significant financing component when the difference between payment and revenue recognition is less than a year. The Company’s service period is for one year and is paid for either up front or on a quarterly basis.

Sales of products

Most of the Company’s contracts are of a single performance obligation (sales of the product with a standard warranty) thus the entire transaction price is allocated to the single performance obligation. In addition, the Company also sells separate services such as product support service and extended warranty.

Sales of software with related services

The Company sells perpetual management software and term-based licenses for its management software together with related services. The perpetual management software stand-alone selling price is established by taking in consideration available information such as historical selling prices of the perpetual license, geographic location, and market conditions. For contracts that contain more than one identified performance obligation (a term-based license for its management software together with related services), the stand-alone selling price of a term-based license, is based on a ratio from the relevant perpetual management software stand-alone selling price. The stand-alone selling price of the related service is then determined by applying the residual method.

Revenue from selling the Company’s product and/or the software management (either as term-based or perpetual) is recognized at a point in time which is typically at the time of shipment of products to the customer or when the code is transferred, respectively. Revenue from services (e.g., product support service, software support service or extended warranty) is recognized on a straight-line basis over the service period, as a time-based measure of progress best reflects our performance in satisfying this performance obligation.

m.	Cost of revenues

Cost of revenues includes cost of materials, costs associated with packaging, assembly and testing costs, as well as cost of personnel (including share-based compensation), shipping costs, royalties, costs of logistics and quality assurance, access to on-site technical support personnel as well as warranty expenses and other expenses associated with manufacturing support.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Leases

The Company’s lease accounting policy until December 31, 2021, prior to the adoption of the new lease standard - ASC-842.

The Company leases real estate and cars for use in its operations, which are classified as operating leases. Rental expense for year ended December 31, 2021, was $516.

The lease expenses are recognized on a straight-line basis over the expected lease term and is included in the operating expenses in the Company’s consolidated statements of comprehensive loss.

The Company’s lease accounting policy from January 1, 2022, following the adoption of the new lease standard

The Company adopted the new lease standard and all the related amendments on a prospective basis as of January 1, 2022, and used the effective date as the Company’s date of initial application. Consequently, historical financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods before January 1, 2022.

The Company determines if an arrangement is or contains a lease at inception. If an arrangement is a lease, the Company determines whether it is an operating lease or a finance lease at the lease commencement date. As of December 31, 2021, and 2022, the Company did not have any finance leases. Operating leases are included in operating lease right of use assets and operating lease liabilities (current and non-current) in the Company’s consolidated balance sheets.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date., the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Sublease

In October 2021, the Company entered into a sublease agreement for its offices in the United States.

The Company applies the guidelines in ASC-842 regarding subleases, which states that the classification should be based on the underlying asset being subleased and concluded that the sublease is an operating lease where the Company is the Lessor.

The sublease income is recognized on a straight-line basis over the expected lease term and is included in the operating expenses in the Company’s consolidated statements of comprehensive loss.

o.	Offering Costs associated with the Initial Public Offering

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

The Company incurred offering costs amounting to approximately $1.45 million, related to underwriting discounts and commissions, and other offering costs of $1 million as a result of the IPO.

p.	Basic and diluted net loss per share

Basic net loss per share is computed using the weighted average number of common shares and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the redeemable convertible preferred stock, and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments.

q.	Fair value of financial instruments

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31:

		Fair value measurements at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
	U.S. dollars in thousands
Liabilities:
Warrants (Note 14)	$8	$-	$-	$8

		Fair value measurements at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
	U.S. dollars in thousands
Assets:
Monet market funds	$102	$102	$-	$-

Liabilities:
Convertible Loan (Note 11)	$4,905	$-	$-	$4,905
Warrants (Note 14)	$2,149	$-	$-	$2,149

As of December 31, 2022, and 2021, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

r.	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade receivables. Cash and cash equivalents and restricted cash are placed with banks and financial institutions in the United States and Israel.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, present minimal credit risk with respect to those investments.

The Company’s trade receivables are derived primarily from telecommunication operators, the Company’s reseller customers and enterprises located mainly in the United States, Europe, and Asia.

Credit risk with respect to trade receivables exists to the full extent of the amounts presented in the consolidated financial statements. Management makes judgments as to its ability to collect outstanding accounts receivable and provides allowances for the applicable portion of accounts receivable when collection becomes doubtful.

Management provides allowances based upon a specific review of all significant outstanding invoices, analysis of its historical collection experience, and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the Company’s future ability to collect outstanding accounts receivable, additional provisions for doubtful accounts may be needed, and the future results of operations could be materially affected.

The Company has major customers, representing:

1.	29% and 46% of the Company Trade receivables balance as of December 31, 2022 and December 31, 2021 respectively.

2.	23% and 0% of the Company Trade receivables balance as of December 31, 2022 and December 31, 2021 respectively.

3.	10% and 4% of the Company Trade receivables balance as of December 31, 2022 and December 31, 2021 respectively.

See note 18 for details regarding the revenues from these customers.

The Company does not see any credit risk regarding this balance, as most of the remaining balance was paid off after the balance sheet date.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

s.	Risks and uncertainties

The Company is subject to a number of risks associated with companies in a similar stage of development, including, but not limited to, dependence on key employees; potential competition from larger, more established companies; the ability to develop and bring new products to market; the ability to attract and retain additional qualified personnel; the ability to obtain raw materials required to deliver its products to customers ; and the ability to obtain adequate financing to support its growth.

t.	Warranty costs

The Company’s products generally include standard warranty of two years for product defects. The Company accrues for warranty at the time revenue is recognized. The Company’s estimates of future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, specific warranty accruals may be recorded if unforeseen problems arise. The provision for warranty amounted to $96 and $158 as of December 31, 2022, and 2021, respectively. These provisions are included in other accrued liabilities and non-current liabilities in the accompanying consolidated balance sheets.

The following table sets forth activity in the Company’s accrued warranty account for each of the years ended December 31, 2022, and 2021.:

	Year ended December 31
	2022	2021
	U.S. dollars in thousands
Balance at the beginning of the year	158	90
Cost incurred	(7)	(68)
Expense (income) recognized	(55)	136
Balance at the end of the year	96	158

u.	Sales and marketing expenses

Sales and marketing expenses include such expenses for the company’s sales teams, business development activities, sales engineering, and customer support.

v.	Research and development costs, net

Research and development costs are expensed as incurred and include compensation for engineers, external services, and material costs associated with new product development, enhancement of current products. During 2022 and 2021, no grants were received.

Based on the Company’s product development process, the Company does not incur material costs after the point in time at which the product as a whole reaches technological feasibility.

w.	Shipping and handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

x.	Government grants and related royalties

The Company is paying royalties to the government of Israel for funding received for research and development. Royalties are calculated and paid at a rate of 3% of the applicable revenues. During 2022 and 2021, respectively, the Company incurred royalty expenses of $257 and $258, included within cost of revenues (see note 12).

y.	Segments

The Company operates in one segment. Management does not segregate its business for internal reporting. The chief operating decision maker is the Company’s Chief Executive Officer (“CODM”) The CODM evaluates the performance of its business based on financial data consistent with the presentation in the accompanying financial statements. The Company concluded that its unified business is conducted globally and accordingly represents one operating segment.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

z.	Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Taxes which would apply in the event of disposal of investment in foreign subsidiary has not been taken into account in computing the deferred taxes, since the Company’s intention is to hold, and not to realize the investment.

aa.	Employee related benefits:

Severance pay

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees whose employment is terminated by the Company or who are otherwise entitled to severance pay in accordance with Israeli law or labor agreements are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is partly provided for by monthly deposits for insurance policies and the remainder by an accrual. The value of these policies is recorded as an asset in the Company’s consolidated balance sheet. Such deposits are not considered to be “plan assets” and are therefore included in other non-current assets.

During April and May 2008 (the “transition date”), the Company amended the contracts of most of its Israeli employees so that starting on the transition date, such employees are subject to Section 14 of the Severance Pay Law, 1963 (“Section 14”) for severance pay accumulated in periods of employment subsequent to the transition date. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies. These deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of Comprehensive loss as and when the services are received from the Company’s employees. For the Company’s employees in Israel that began employment prior to Article 14, the Company calculates the liability for severance pay based on the most recent salary of these employees multiplied by the number of years of employment as of the Article 14 inception date. These liabilities are presented under accrued severance pay in the Company’s consolidated balance sheets. The amounts used to fund these liabilities are included in the Company’s consolidated balance sheets under severance pay fund.

The carrying value for the deposited funds for the Company’s employees’ severance pay for employment periods prior to the transition date include profits and losses accumulated up to the balance sheet date.

The amounts of Contribution plans expenses were approximately $182 and $156 for each of the years ended December 31, 2022, and 2021, respectively.

The Company expects to contribute approximately $189 in the year ending December 31, 2023, to insurance companies in connection with its contribution plans.

Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately $(4) and $(8) for the years ended December 31, 2022 and 2021, respectively.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

401(k) profit sharing plans

The Company has a number of savings plans in the United States that qualify under Section 401(k) of the current Internal Revenue Code as a “safe harbor” plan. The Company must make a mandatory contribution to the 401(k) plan to satisfy certain nondiscrimination requirements under the Internal Revenue Code. This mandatory contribution is made to all eligible employees. The contribution costs were $9 and $6 for the years ended December 31, 2022, and 2021, respectively.

bb.	Share-based compensation

Share-based compensation expense for all share-based payment awards, including share options and restricted share units (“RSUs”), is determined based on the grant-date fair value. The Company recognizes these compensation costs net of actual forfeitures and recognizes compensation cost for all options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years and three years for the RSUs.

The Company accounts for share-based compensation arrangements with nonemployees based on the estimated fair value of the equity instrument using the Black-Scholes option-pricing model. Compensation cost is recognized over the period that the services are provided, and the award is earned by the counterparty.

The Company follows ASC 718 to determine whether a share-based payment should be classified and accounted for as a liability award or equity award. All grants of share-based awards to employees classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using the Black-Scholes Option-pricing model.

For options and RSU’s with graded vesting, the Company has elected a fair-value-based measure of the entire award by using a single weighted-average expected term.

The Company has adopted the actual approach as its accounting policy to account for forfeitures’ effect on its share-based payments (i.e., to account for forfeitures as they occur).

cc.	Convertible Note

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The Company concluded that the value of the note is predominantly based on a fixed monetary amount known at the date of issuance, to be converted into shares of common stock, at a conversion price per share reflecting a discount of 40% conversion price Accordingly, the note was classified as a liability and is measured at its fair value, pursuant to the provisions of ASC 480-10. Upon the consummation of the IPO, the convertible note was automatically converted into the Company’s common stock based on its contractual terms and conditions. (See note 10).

dd.	Convertible loan

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company concluded that the value of the loan is predominantly based on a fixed monetary amount known at the date of issuance, to be converted into shares of common stock, at a conversion price per share reflecting a discount of no more than 65% of the lowest price per share paid by any investor in an offering. Accordingly, the loan was classified as a liability and is measured at its fair value, pursuant to the provisions of ASC 480-10. Upon the consummation of the IPO, the convertible loan was automatically converted into the Company’s common stock based on its contractual terms and conditions. (See note 11).

ee.	Warrants

Common stock warrants

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. See note 14.

Redeemable Preferred stock warrants

The Company accounts for redeemable preferred stock warrants at fair value and classifies redeemable preferred stock warrants as liabilities in accordance with ASC 480, as the warrants are exercisable into contingently redeemable preferred stock as described in Note 14. All redeemable preferred stock warrants are recognized at fair value and re-measured at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of financial income (expense), net.

Following the guidance of ASC 480 the warrants were required to be classified as a liability because the redemption feature of their underlying redeemable preferred stock potentially requires the Company to repurchase its stock by transferring assets upon specific events which would not necessarily be within the control of the Company (See note 14). In connection with the consummation of the IPO, the type of the stock has changed from redeemable preferred stock to common stock at conversion, and the Company re-evaluated the classification of certain warrants.

Other redeemable preferred stock warrants were converted into the Company’s common stock upon the consummation of the IPO.

Warrants issued in connection with obtaining loans and/or securing credit facilities

Warrants issued in connection with obtaining a loan or securing a credit facility are considered deferred issuance costs. Deferred issuance costs for obtaining a loan are reflected as a deduction from the carrying amount of the related loan and are amortized using the effective interest method. Deferred issuance costs incurred in connection with securing a credit facility of non-revolving loans are recorded as an asset on our consolidated balance sheets and amortized on a straight-line basis over the term of the arrangement, until the loan, or a portion of the loan is withdrawn. When the loan or a portion of a loan is withdrawn, the unamortized related deferred issuance cost, or a portion of it, is deducted from the loan and is subsequently amortized according to the effective interest method. (See note 14).

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

ff.	Redeemable Preferred stock

The Company’s redeemable preferred stock is not mandatorily redeemable, nor redeemable at the option of the holder after a specified date, but a deemed liquidation event would constitute a redemption event outside of the common shareholders’ control. Therefore, all redeemable Preferred stock has been presented outside of permanent equity in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”. Upon the consummation of the IPO, all of the Company’s redeemable preferred stocks were converted into common stock and reclassified from temporary equity, into permanent equity (see note 2)

gg.	Commitments and contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, Contingencies (“ASC 450”). A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

hh.	Reverse stock split

On April 15, 2022 (the “Closing Date”), the Company’s Board of Directors approved a Reverse Stock Split in the ratio of forty-six to-one. The Reverse Stock split became effective as of May 2, 2022.

The Company accounted for the Reverse Stock Split on a retroactive basis pursuant to ASC 260. As a result, all common stock, Non-voting Common stock, redeemable Preferred stock and options outstanding and exercisable for common stock, exercise prices and income (loss) per share amounts have been adjusted, on a retroactive basis, for all periods presented in these consolidated financial statements, to reflect such Reverse Stock Split.

ii.	New Accounting Pronouncements

Recently adopted accounting pronouncements:

In February 2016, the FASB issued ASU 2016-02 “Leases” (the “new lease standard” or “ASC 842”). The guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

The Company adopted the new lease standard and all the related amendments on January 1, 2022 and used the effective date as the Company’s date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2022.

ASC 842 provides a number of optional practical expedients in transition, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. The Company elected to utilize the available package of practical expedients permitted under the transition guidance within ASC 842 which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs.

Upon adoption of ASC 842, the Company recognized operating right-of-use assets of $1,046 with corresponding operating lease liabilities on its consolidated balance sheet as of January 1, 2022. See Note 7 for further details.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company applied the guidance prospectively to all in-scope transactions beginning fiscal year 2022. The Company adopted this guidance, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted:

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company evaluated the effect that ASU 2016-13 will have on its consolidated financial statements and has determined that there will be no effect.

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

The Company’s exposure to reference rate reform is due to royalties payments the Company is obligated to pay for research and development grants received from the Government of Israel (see note 8b). As of the date of these consolidated financial statements, the Israeli Innovation Authority (“IIA”) has not determined an alternative benchmark rate to the LIBOR. However, the Company will consider this guidance as future modifications are made.

In June 2020 the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

NOTE 4 - INVENTORIES:

	December 31
	2022	2021
	U.S. dollars in thousands
Raw materials	593	356
Finished goods	586	541
	1,179	897

Inventory write-downs totaled to $147 and $102 during the year ended December 31, 2022, and 2021 respectively.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31
	2022	2021
	U.S. dollars in thousands
Prepaid expenses	473	194
Governmental authorities	130	82
Accrued income	75	122
	678	398

NOTE 6 - PROPERTY AND EQUIPMENT, NET:

	December 31
	2022	2021
	U.S. dollars in thousands
Cost:
Computer, software, and electronic equipment	8,575	8,575
Office furniture and equipment	872	872
Leasehold improvements	292	292
	9,739	9,739
Less: accumulated depreciation	9,659	9,636
Property and equipment, net	80	103

Depreciation expense was $23 and $37 for the years ended December 31, 2022, and 2021, respectively.

NOTE 7 - LEASES:

1)	The Company has an operating lease agreement for its facility in the United States, which expires on March 31, 2024. The Company is not reasonably certain that it will exercise the 5-year extension option and hence, the extension period was excluded from the measurement of the ROU asset and the lease liability. The lease payments are denominated in USD.

2)	On July 1, 2022, the Company entered into a new operating lease agreement for additional offices in the United States, which expires on September 30, 2025. The lease payments are denominated in USD.

3)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expires on April 30, 2023. The Company does not have an option for extending the lease agreement. The lease payments are denominated in ILS and are indexed to the consumer price index.

4)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the United States. The sublease ends March 31, 2024. The sublease is classified as an operating lease. The Company recognized lease income during the year ended December 31, 2022 in the amount of $168.

5)	The Company leases its motor vehicles under operating lease agreements.

6)	The Company’s Israeli subsidiary has an operating lease agreement for testing equipment in Israel, which expires on February 07, 2025. The lease payments are denominated in ILS.

7)	The Company adopted the new accounting standard ASC 842 “Leases” and all related amendments on January 1, 2022, and used the adoption date as the Company’s date of initial application.

Supplemental information related to leases is as follows:

December 31, 2022
Operating leases:
Operating lease right-of-use assets	$726
Current Operating lease liabilities	$445
Non-Current Operating lease liabilities	$237
Total Operating lease liabilities	$682

NOTE 7 – LEASES (continued):

Other information:

Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$747
Weighted Average Remaining Lease Term	1.50
Weighted Average Discount Rate	3.49%

The lease costs components are as follows:

Year ended December 31, 2022
Fixed payments	$723
Variable payments that depend on an index or rate	24
Total lease cost	$747

Maturities of operating lease liabilities were as follows:

December 31, 2022
2023	$476
2024	177
2025	70
Total operating lease payments	723
Less: imputed interest	(41)
Present value of lease liabilities	$682

NOTE 8 - OTHER ACCRUED LIABILITIES:

	December 31
	2022	2021
	U.S. dollars in thousands
Tax authorities	-	10
Accrued expenses	1,190	813
Accrued standard warranty	48	79
	1,238	902

NOTE 9 - LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received funding from an American Bank under the Small Business Administration COVID19 EIDL Program in the total of $150. The loan bears interest of 3.75% per annum, the principal shall be repaid in 360 equal monthly payments starting January 1, 2023, unless forgiven per program regulations (the “EIDL Loan”).

On February 5, 2021, the Company entered into a loan agreement with an American Bank under the Small Business Administration Payroll Protection Program (“PPP Loan”) in the total of $191. The PPP Loan may be eligible for forgiveness, and if not eligible bears an interest of 1% per annum. The principal and interest, if not forgiven, is payable within 2 years. The Company filed a request for a forgiveness of the loan and received full forgiveness during 2021. The forgiven amount was recognized net in payroll expenses.

NOTE 9 – LOANS (continued):

b.	On December 9, 2020, the Company signed a new loan agreement with an Israeli based financial institution for a loan of up to 20 million NIS ("New Israeli Shekel") (an amount of $6,000) (the “New Loan”). The Company received $3,000 on December 2020, and additional $2,000 in January 2021. The loan bears interest of 9.6% per annum. The interest shall first be paid in 12 payments starting February 1, 2021. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal payments, plus a onetime interest payment after the 36th month.

As part of the loan agreement, the Company issued the new Lender warrants to acquire common stock in the amount of $1,500 (see Note 14 regarding the warrants granted).

In November 2021, the Company received additional funding in the amount of $1,000 from the New Lender. The loan bears interest of 9.6% per annum. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal monthly payments, plus a onetime interest payment after the 24th month. The Company increased the value of the warrant issued to the New Lender to $1,800 (see also Note 14). As of December 31, 2022, the total loan balance outstanding was $5,016 (including $544 current maturities).

The loan covenants (the “covenants”) include a debt to EBITDA minimum ratio or a coverage ratio of the loan by current assets.

On December 21, 2022, pursuant to the terms of the loan Agreement, the Company deposited $2 million to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the Agreement), to satisfy the required obligation associated with the loan agreement. An additional $2 million deposited in the designated account by February 28, 2023. (See note 21(d)).

As of December 31, 2022, the Company was in compliance with the covenants.

As of December 31, 2022, future payments are summarized as follows:

	EIDL Loan	New Loan	New Loan
		from December 2020 and January 2021-In NIS *	from November 2021- In NIS *
2023	9	3,684($1,047)	704($200)
2024	9	5,567($1,582)	1,080($307)
2025	9	3,684($1,047)	704($200)
2026	9	3,684($1,047)	704($200)
2027	9	3,684($1,047)	704($200)
2028 and thereafter	129	303($86)	60($17)
Less- accumulated interest	(12)	(5,673) ($1,612)	(1,239) ($352)
Total	162	14,935($4,244)	2,717($772)

*	The exchange rate used in translation is $1 – 3.519 New Israeli Shekel.

NOTE 10 - CONVERTIBLE NOTE:

During December 2021 to April 2022, the Company offered up to $3,000 of the Company’s 6% convertible note where both principal and 6% annual interest are due three years from the date of execution (the “Notes”). The Notes were subject to optional and mandatory conversion into shares of the Company’s Common stock, $0.0001 par value. In January 2022 the Company performed a first closing of $2,100 convertible notes out of the $3,000 offered, and in April 2022, a second closing of $60 convertible notes, which private placement was completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act of 1933, as amended (“Securities Act”)and was funded by this amount (less fees and expenses). The notes were convertible at any time by the holders into common stock and automatically converted to common stock upon the consummation of an Initial Public Offering (“IPO”) at a 40% discounted conversion price.

NOTE 10 - CONVERTIBLE NOTE (continued):

The Notes had an optional conversion price at a 40% discount based on a $50m value in the event that an IPO is not consummated and if an IPO is not consummated within 18 months of the issuance of the Notes, the value of the Notes would be set at 110% of their then balance.

Prior to the IPO, discussed further in Note 2, the Company determined that the predominant scenario was the IPO event. The Company measured the convertible note in its entirety at fair value with changes in fair value recognized as financial income or loss in accordance with ASC 480-10.

On May 17, 2022, the Company finalized its IPO, as discussed in Note 2 and the notes were converted into the Company’s common stock. The following table presents a roll forward of the fair value of the Notes in the year ended December 31, 2022:

December 31, 2022
Fair value at the beginning of the period	$-
Additions	1,847
Change in fair value reported in statement of comprehensive loss	1,753
Conversion to the Company’s common stock	(3,600)
Fair value at the end of the period	$-

The Company recorded financial expenses associated with the Notes during the year ended December 31, 2022, in the amount of $1,753.

NOTE 11 - CONVERTIBLE LOAN:

On March 28, 2017, the Company entered into a convertible loan agreement (the “CLA”) in an aggregate principal amount of up to $ 2,000. Loans under this agreement bear interest of 10% per annum. Following an amendment in March 2022, which was approved by the required majority of the CLA holders, the maturity date of the CLA was established to be the earlier of (i) January 1, 2023, (ii) event of default (as defined in the Agreement) or (iii) deemed liquidation event (as defined in the Company’s certificate of incorporation), in which the lenders are entitled to receive an amount equal to 300% of the principal amount of the loan. As of December 31, 2021, $1,526 had been received under the CLA.

The valuation was performed under alternative scenarios of consummating an IPO or remaining private..

The IPO scenario was estimated at 75% (2021: 37.5%) of an IPO occurring in May 2022. Upon consummation of an IPO, the holders of the CLA would have the right to convert the principal amount of the loan into common stock at a conversion price per common stock reflecting a discount of 30% plus an additional 1% for each two calendar months following March 2017.

Upon the consummation of the IPO, the CLA was automatically converted into the Company’s common stock based on its contractual terms and conditions. For further information, see Note 2 Above.

The following is a roll forward of the fair values:

	Year ended December 31
	2022	2021
Fair value at the beginning of the year	$4,905	3,563
Change in fair value reported in statement of comprehensive loss	1,648	1,342
Conversion to the Company’s common stock	(6,553)	-
Fair value at the end of the period	$-	4,905

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

a.	As of December 31, 2021, the Company was obligated under noncancellable operating lease agreements for certain sales offices and vehicles.

Future minimum lease payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

Fiscal year ending December 31:

2022	573
2023	294
2024	42
Total minimum lease payments	909

b.	The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities (see also Note 2g). The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest based on LIBOR. The Company may be required to pay royalties based on previous years funding in periods after December 31, 2022, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of December 31, 2022, the Company had received approximately $14,300 (approximately $15,500 including LIBOR) and repaid approximately $10,000 in such grants.

During the year 2022, the Company paid an amount of $221, due in regards to previous years.

As of December 31, 2022, and 2021, the Company had a liability to pay royalties in the amount of approximately $900 and $818, respectively.

NOTE 13 – REDEEMABLE CONVERTIBLE PREFERRED STOCK:

The rights, preferences, and privileges of the redeemable preferred stock (series A and series B) are described below:

Dividends:

a.	The holders of redeemable convertible preferred stock shall be entitled to receive dividends, out of any assets legally available therefore, when and as declared by the Board of Directors from time to time, out of any assets of the Company legally available, therefore.

b.	The Company may not declare or pay any dividends or make any distribution of assets on, or redeem, purchase or otherwise acquire, shares or any other capital shares of the Company ranking junior to the redeemable convertible preferred stock as to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up, unless a corresponding distribution is effected in respect of the redeemable convertible preferred stock as if the redeemable convertible preferred stock had been converted into common stock.

No dividends have been declared to date.

Conversion rights:

Each of the holders of redeemable convertible preferred stock shall have the right, at such holder’s discretion, at any time or from time to time, to convert each redeemable convertible preferred share held by it into such number of fully paid and non-assessable shares of common stock as it is determined by dividing the applicable original issue price by the applicable conversion price per share for the redeemable convertible preferred stock in effect at the time of conversion. The initial conversion price for each redeemable convertible preferred share shall be the original issue price for such redeemable preferred share. The conversion price is subject to adjustment.

Each redeemable convertible preferred stock will automatically convert into shares of common stock at the then-effective conversion price for each such share immediately upon the earlier of: (i) the Company’s sale of its common stock in a firm commitment, underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended (“Securities Act”), which results in aggregate gross proceeds to the Company of not less than $ 5,000 at a Company valuation of at least $15,000; or (ii) the date specified in a written request to the Company for such conversion from either the holders (a) of at least 75% of the series B redeemable convertible preferred stock then outstanding, or (b) from the holders of at least 75% of the series A redeemable convertible preferred stock then outstanding.

NOTE 13 – REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued):

Liquidation rights:

Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary or deemed liquidation the assets of the Company available for distribution to its shareholders shall be distributed in the following order of priority:

First and in preference to any distribution of any available assets to the holders of any other class or series of share of the corporation, the holders of series B redeemable convertible preferred stock shall be entitled to receive an amount equal to $ 0.9991 per share plus interest at the rate of 8% per annum from the original issuance date of such series B redeemable convertible preferred stock. If the assets are insufficient to permit a full payment, then all assets shall be distributed ratably among the holders of series B redeemable convertible preferred stock.

In the event that, following the satisfaction of the B liquidation preference in full, the available assets shall exceed the amount necessary to pay the B liquidation preference, the remaining assets shall be distributed among the holders of series A redeemable convertible preferred stock in preference to holders of common stock, an amount equal to $ 0.60168 per share plus interest at the rate of 8% per annum from the original issuance date of such series A redeemable preferred stock. If the assets are insufficient to permit a full payment, then all assets shall be distributed ratably among the holders of series A. If the assets exceed the amount necessary to fulfill the payment, then the remaining assets shall be distributed ratably among the holders of common stock.

Voting rights:

The holders of redeemable convertible preferred stock will vote together with, in the same manner and with the same effect as the holders of common stock on all matters on which the holders of common stock shall be entitled to vote. The holders of redeemable convertible preferred Stock shall be entitled to cast such number of votes equal to the number of shares of common stock into which the redeemable convertible preferred stock are then convertible.

The Company applied the provision of ASC 480-10-S99-3A and classifies the redeemable convertible preferred Stock outside of permanent equity.

NOTE 14 - WARRANTS:

a)	On August 24, 2016, the Company issued warrants to Comerica Bank (“Comerica”) for the purchase of 73,048 shares of the Company’s Series B Redeemable Preferred Stock at an exercise price of $1.02672 per share contemporaneously with obtaining a loan from Comerica which was fully repaid in 2018 (the “Comerica Warrants”). The Comerica Warrants are exercisable at any time during the contract period which ends on August 24, 2026.

Additionally, in connection with the consummation of the IPO and the change of the type of the stock from redeemable preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of December 31, 2022. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares.

b)	During the period from February 2018 through November 2020, the Company issued warrants to Mizrahi-Tefahot Bank (“Mizrahi”) contemporaneously with obtaining a loan and a credit facility. The warrants are convertible into series B convertible redeemable preferred stock or common stock in a qualified financing round. The number of series B convertible redeemable preferred stock is determined by the lesser of (1) dividing the warrant amount (as determined under the contract) by the applicable exercise price which depends on the triggering event as established in the contract, or (2) the lowest stock purchase price in a qualified financing round.

NOTE 14 – WARRANTS (continued):

c)	During December 2020 and November 2021, the Company issued warrants to Migdalor contemporaneously with obtaining a loan. The warrants can either be (1) converted into the Company’s common stock (the number of which shall be determined based on the warrant amount established in the contract and the Company’s valuation as defined in the contract, or based on a triggering event), at any time during a period of 96 months), or (2) redeemed for cash based on the lesser of a predetermined amount or a formula as set in the contract, at any time and in Migdalor’s own discretion, during a period of 96 months from the date of issue. These warrants were classified as liabilities mainly due to the redemption feature over the options.

As of December 31, 2021, the estimated fair value of all the outstanding warrants was based on a hybrid valuation methodology with a weighted average that combined Option Pricing Model (OPM) and Probability Weighted Expected Return Method (PWERM) using Level 3 inputs. The valuation was performed under scenarios of an IPO estimated at 37.5% of an IPO occurring in May 2022 and staying private estimated at 62.5%, using a volatility of 58%, a risk-free rate of 0.97% and an expected term of 0.4 years in the scenario of IPO and 3 years in the scenario of staying private.

Upon the consummation of the IPO (as further described in Note 2 above), the Company converted the outstanding warrants issued to Mizrahi and Migdalor into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

As of December 31, 2022, the estimated fair value of the Comerica warrants was based on a Black-Scholes option-pricing model with the following inputs: an underlying common stock price of $0.477, an expected volatility of 57%, a risk-free rate of 4.11% and a contractual term of 3.6 years.

The table below shows the impact on the statement of comprehensive loss related to the Comerica warrants for the years ended December 31:

	2022	2021
	U.S. dollars in thousands
Outstanding as of January 1	2,149	1,023
Fair value changes	1,049	1,031
Additions	-	95
Conversion to the Company’s common stock	(3,190)	-
Outstanding as of December 31	8	2,149

The Company recorded other financial expenses (income) during the year ended December 31, 2022, and 2021 in the amount of $1,049 and $1,031, respectively, in connection with these warrants.

NOTE 15 - SHAREHOLDERS’ EQUITY:

a.	Share capital

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009,315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Redeemable Convertible Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

Regarding stock repurchase program see note 21b.

NOTE 15 - SHAREHOLDERS’ EQUITY (continued):

The Company’s share capital as of December 31, 2022, and 2021, is composed of common stock and Non-voting common stock, of $0.0001 par value, as follows:

	December 31 2022
	Authorized	Issued and outstanding
	Number of shares
Common stock	30,000,000	17,379,861
Non-voting Common stock	2,803,774	-

	December 31 2021
	Authorized	Issued and outstanding
	Number of shares
Common stock	11,009,315	2,050,404
Non-voting Common stock	2,803,774	1,783,773

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI includes the Company’s total authorized shares of 42,803,774, of which 30,000,000 authorized shares of common stock, 10,000,000 authorized preferred shares, 2,803,774 shares of non-voting common stock and 10,000,000 shares of redeemable convertible preferred stock.

c.	Share-based compensation

In February 2015, under and in accordance with the equity restructure, the Company’s Board of Directors terminated the Old Plan. On June 30, 2015, the Company adopted the 2015 Equity Incentive Plan (“the 2015 Plan”).

Under the 2015 Plan, the Board of Directors may grant up to 2,804 Incentive Share Options, Non-statutory shares options, share appreciation rights, restricted share and restricted share units (RSU’s) to employees, directors, and consultants. The exercise price of an option cannot be less than 100% of the fair market value of the underlying share of common stock on the date of grant for incentive share options (not less than 110% of the fair market value for shareholders owning more than 10% of all classes of share) as determined by the Board of Directors. The maximum option term is 10 years (five years for shareholders owning more than 10% of all classes of share). The 2015 Plan grants the Board of Directors the discretion to determine when the options granted become exercisable.

In January 2016, the Company’s Board of Directors approved an additional quantity of 216 share options permitted to be granted under the 2015 Plan.

1)	During the year ended December 31, 2022, the following awards were granted:

Award Type (2015 Plan)	Number of Awards	Vesting Conditions	Expiration Date
Options	167,779	Over 4 years from grant date-25% every year	10th anniversary of Grant Date
RSU	592,000	Over 3 years from grant date

Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). The Company elected to grant its options and RSU’s through a trustee. As a result, the Company will not be allowed to claim as an expense for tax purposes in Israel the amounts credited to the employee as capital gains to the grantees, although it will generally be entitled to do so in respect of the salary income component (if any) of such awards when the related tax is paid by the employee.

NOTE 15 - SHAREHOLDERS’ EQUITY (continued):

2)	A summary of the Company’s share option activity under option plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2022	890,493	$0.1518	5.43
Granted	167,779	$2.1964
Exercised	(77,749)	$0.0812
Expired and forfeited	(15,937)	$1.5089

Outstanding – December 31, 2022	964,586	$0.4891	5.34

Exercisable – December 31, 2022	771,956	$0.1476	4.36

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2021	879,251	$0.0874	6.25
Granted	43,261	$1.3616
Exercised	(2,763)	$0.1058
Expired and forfeited	(29,256)	$0.0874

Outstanding – December 31, 2021	890,493	$0.1518	5.43

Exercisable – December 31, 2021	801,562	$0.276	5.10

No income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised share options.

See also Note 2 above regarding warrants granted to the underwriters upon the consummation of the IPO in consideration for their underwriting services.

3)	The following table summarize information as of December 31, 2022, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2022	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2022	Weighted average remaining contractual life (years)
0.0644	312,357	2.61	312,357	2.61
0.1058	449,885	5.43	437,516	5.39
0.5780	88,431	9.96	-	-
1.3616	38,912	8.41	15,472	8.41
4	75,001	9.2	6,611	9.7

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, and 2021 was $71 and $54, respectively. The intrinsic value of options exercised in 2022 and 2021 was approximately $0. The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common shares on December 31 of the respective year and the exercise price, multiplied by the number of options that would have been received by the option holders had all option holders exercised their options on such date).

NOTE 15 - SHAREHOLDERS’ EQUITY (continued):

Key assumptions used to estimate the fair value of the share options granted during the year ended December 31,2022 and 2021 included:

	Year Ended December 31
	2022	2021
Expected term of options (years)	10	5.4
Expected common stock price volatility*	54%	58%
Expected dividend rate	0%	0%
Risk-free interest rate	3.21%-3.25%	0.97%

*	The expected volatility was based on the historical stock prices of publicly traded comparable companies.

4)	Share-based compensation expense for share options in the consolidated statement of comprehensive loss is summarized as follows:

	Year Ended December 31
	2022	2021
Cost of revenues	3	3
Research and development	26	24
Sales and marketing	11	16
General and administrative	12	10
Total Share-based compensation expense	52	53

5)	Restricted Stock Units

During December 2022, the Company issued RSUs to Directors, officers, consultants and employees.

The RSUs are vested over a three-year period.

The grant-date fair value of the RSUs granted was based on the Company’s common stock price at the time of grant.

The following table summarize information as of December 31, 2022, regarding the number of RSUs outstanding:

	December 31 2022
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	-	-
Granted during the year	592,000	$1.62
Exercised during the year	-	-
Forfeited during the year	-	-
Outstanding at the end of the year	592,000	$1.62

Share-based compensation expense for RSUs in the consolidated statement of comprehensive loss is summarized as follows:

	Year Ended December 31
	2022	2021
	U.S. dollars in thousands
Research and development	21	-
Sales and marketing	12	-
General and administrative	135	-
Total Share-based compensation expense	168	-

NOTE 16 - INCOME TAXES:

a.	The Company is subject to U.S. and Israeli income tax laws.

b.	The US entity is subject to a federal income tax rate of 21% in 2019 and thereafter and State taxes of 9%. The Subsidiary is subject to ordinary corporate income tax rate of 23% in 2019 and thereafter.

c.	Carryforward tax losses:

As of December 31, 2022, the Company has net operating loss carry forwards of approximately $3,418. In addition, the Company has loss carry forward of approximately $10,605, which the Company did not perform a qualification test for and has certain doubts regarding their qualification.

As of December 31, 2022, the Company’s subsidiary has net operating loss carry forwards of approximately $118,323. Net operating loss carry forwards relate to activity in Israel has an indefinite carry forward period.

Utilization of the U.S. federal and state net operating losses may be subject to a substantial limitation due to the change in ownership limitations provided by the Internal Revenue Code of 1986, as amended and similar to state provisions. The annual limitation may result in the expiration of the net operating losses and credits before their utilization.

d.	Loss before taxes on income are comprised as follows:

	Year Ended December 31
	2022	2021
	U.S. dollars in thousands
Domestic	(4,535)	(3,273)
Foreign Subsidiary	(6,447)	(1,978)
Total	(10,982)	(5,251)

e.	Reconciliation of the theoretical tax expense to actual tax expense:

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

f.	The Company’s major tax jurisdictions are the United States and Israel. Due to unutilized net operating losses and research credits, the tax years through 2016 remain open and subject to examinations by the appropriate governmental agencies in the United States.Tax assessments filed by the Company’s subsidiary through the year 2015 are considered to be final.

g.	The components of the Company’s net deferred tax assets were as follows:

	Year Ended December 31
	2022	2021
	U.S. dollars in thousands
Deferred tax assets (liabilities):
Loss carryforwards	27,932	31,049
Valuation allowance	(27,932)	(31,049)
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2022 and 2021 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

NOTE 17 - BASIC AND DILUTED LOSS PER SHARE:

Basic net loss per share is computed using the weighted average number of common stock and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible redeemable preferred stock, and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments. For further details on the effects on the instruments described below, please see note 2 above.

Options to purchase 964,586 and 890,493 shares of common stock at an average exercise price of $0.4891 and $0.1518 per share were outstanding as of December 31, 2022 and 2021, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSU’s to purchase 592,000 shares of common stock at an average grant date fair value of $1.62 per share were outstanding as of December 31, 2022 but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Redeemable convertible Preferred stock, which was convertible into 7,731,083 shares of common stock was outstanding as of December 31, 2021 but was not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

The convertible loan was not included in the calculation of the diluted loss per share as the loan was convertible into shares of common stock only upon the occurrence of a contingent event which had yet to occur as of December 31, 2021. For more details see note 11.

Warrants convertible into 178,281 of the Company’s redeemable preferred stock were outstanding as of December 31, 2021 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share (See Note 14(b)).

Warrants convertible into 73,048 and 48,109 of the Company’s common stock were outstanding as of December 31, 2022, and 2021 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share (See Note 14(a)).

Warrants convertible into 294,875 of the Company’s common stock were outstanding as of December 31, 2022 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share (See Note 2).

NOTE 18 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Year Ended December 31
	2022	2021
	U.S. dollars in thousands
North America	4,348	4,637
Europe, the Middle East and Africa	3,999	3,373
Asia Pacific	484	520
Latin America	-	15
	8,831	8,545

NOTE 18 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

b.	Revenues from contract liability:

	December 31, 2022	December 31, 2021
Opening balance	$673	$581
Revenue recognized that was included in the contract liability balance at the beginning of the period	(593)	(452)
Additions	568	544
Remaining performance obligations	$648	$673

As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $648, and the Company will be recognized this revenue over the 12-18 months.

c.	The Company’s long-lived assets are located as follows:

Property and Equipment, net:

	December 31
	2022	2021
	U.S. dollars in thousands
Israel	75	101
North America	5	2
	80	103

Operating lease right of use assets:

	December 31
	2022	2021
	U.S. dollars in thousands
Israel	260	-
North America	466	-
	726	-

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	December 31, 2022
Customer A*	33%	3,021
Customer B	16%	1,475
Customer C	11%	1,009

	December 31, 2021
Customer A*	22%	1,887
Customer B	19%	1,663
Customer C	10%	835

*	Included in Europe, the Middle East and Africa.

The majority of the Company’s revenues are recognized at a point in time.

NOTE 19 – OTHER FINANCIAL EXPENSES, NET:

	Year Ended December 31
	2022	2021
	U.S. dollars in thousands
Change in convertible loan fair value	1,648	1,342
Change in convertible note fair value	1,753	-
Change in warrants’ fair value	1,049	1,031
Exchange rates differences	(506)	278
Other	107	50
	4,051	2,701

NOTE 20 - RELATED PARTY TRANSACTIONS:

a)	On February 20, 2015, the Company made a loan to the CEO, in the principal amount of $106, which loan was evidenced by a secured, non-negotiable promissory note. In April 2022, the Company entered into a Securities Purchase and Loan Repayment Agreement with the CEO, pursuant to which the CEO sold to the Company 27,699 shares for a purchase price equal to $4.55 per share for an aggregate purchase consideration of $126. In lieu of paying the CEO the Purchase Consideration for the shares in cash, the Purchase Consideration was used to repay in full the outstanding loan amount and accrued interest owed to the Company by the CEO, and the promissory Note was terminated. Additionally, due to the fact that the Company repurchased the CEO’s shares for a price per share which exceeded the underlying common stock fair value by $0.55, the Company has also recognized compensation costs attributable to the CEO’s past services to the Company. The Company has recognized the repurchased shares as treasury shares at the cost that represents the then-current market value of the repurchased shares.

b)	As part of the Shareholder Agreement (the “SHA”), commencing on February 15, 2015, the company was paying one of its shareholders a monthly management fee of $5. The Company and the shareholder agreed to amend the agreement with the shareholder to replace the monthly payment with a success-based fees, effective on January 1, 2020. The amendment offers success-based fee of up to $150 on funding of up to $4,000. During January 2022, the Company paid the shareholder an amount of $100 related to the amendment, and by June 2022 the Company paid the shareholder an additional amount of $50. In aggregate, including the $100 paid in January, the shareholder received an amount of $150 pursuant to the amendment to the shareholder’s agreement. The Company recorded the payments partially as an incremental expense related to the IPO and partially as operating expenses. As of December 31, 2022, the agreement has terminated.

c)	In March 2017, the Company issued a convertible loan to investors (see note 11). The Company’s CEO participated in the convertible loan in an amount of $26 and received identical terms and conditions as other investors of the convertible loan.

On May 17, 2022, the Company finalized its IPO offering (see Note 2) and the convertible loan was converted.

d)	In December 15, 2022, the Company issued 592,000 Restricted Stock Units (“RSUs”) to Directors, officers, consultants and employees. The CEO received an amount of 125,000, the CFO received an amount of 25,000 and the Directors 100,000.

NOTE 21 - SUBSEQUENT EVENTS:

a.	The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to identify matters that require additional disclosure. For its annual consolidated financial statements as of December 31, 2022, and for the year then ended, the Company evaluated subsequent events through March 29, 2023, the date that the consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that require disclosure other than the below.

b.	On November 17, 2022, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company intend to repurchase up to $1.0 million of its outstanding common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements.

Repurchases under the share repurchase program will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and our financial performance. The repurchase program may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate us to purchase any particular number of shares.

During January and February 2023, the Company purchased 79,195 shares of its common stock, for a total price of $50. There were no repurchases under the stock repurchase plan during the year ended December 31, 2022.

c.	On or about February 28, 2023, the Company deposited an additional $2 million to a Company-owned bank account. See Note 9(b) for further information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation on Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for us. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our financial statements as of and for the years ended December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting in the lack of sufficient finance personnel in the segregation of duties. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

We are working to remediate the deficiencies and the material weakness. Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the deficiencies and address material weaknesses. Specifically:

●	We will hire qualified personnel in our accounting department. We will continue to evaluate the structure of the finance organization and add resources as needed;

●	We are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties; and

●	We are redesigning and implementing common internal control activities; and we will continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility and accountability to enable remediating our material weaknesses.

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

For additional information, see the “Item 1A. Risk Factors”- “We have identified a material weakness in our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us, and as a result, the value of our common stock.”

Management’s report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. CONTROLS AND PROCEDURES.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Annual Report:

Name	Age	Position
Tuvia Barlev	61	Chief Executive Officer, Secretary and Chairman of the Board
Yoav Efron	54	Chief Financial Officer
Eyal Aharon	50	Vice President R&D
Michal Winkler-Solomon	55	Vice President Marketing
Yaron Altit	52	EVP Sales Intl.
Hemi Kabir	53	Vice President, Operations
Elad Domanovitz	44	Chief Technology Officer
Israel Niv(1)(2)(3)	69	Director
Joseph Moscovitz	68	Director
Dr. Naama Halevi-Davidov(1)(2)(3)	52	Director
Noemi Schmayer(1)(2)(3)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

Tuvia Barlev, Chief Executive Officer, Chairman of the Board, and Secretary

Mr. Barlev serves as our Chief Executive Officer and Secretary since January 2013 and has served as the Chairman of the Board since 2010. Previously, Mr. Barlev founded our company in 1998 and served as the Chief Executive Officer until January 2010. Mr. Barlev is a seasoned serial entrepreneur with more than 25 years of experience in high-technology leadership in military, telecommunications, e-commerce, Big Data and clean energy. Prior to joining Actelis, he was head of the R&D organization at Teledata (acquired by ADC in 1998), a global supplier of advanced digital loop carrier (DLC) equipment from 1996 to 1998. Previously, Mr. Barlev served as a senior research officer with the Israeli government, and he was also founder, Chairman/Acting CEO at companies including Superfish Inc., a leading provider of visual search technology, from 2007 to 2015; Leyden Energy, a leading supplier of breakthrough battery technology from 2010 to 2012; Adyounet Inc., provider of advanced direct marketing services over the Web from 2006 to 2009; and SafePeak LTD., provider of hot data acceleration platform for Big Data across the cloud from 2011 to 2012. Mr. Barlev holds BSC and MSEE degrees from Tel Aviv University, both Summa Cum Laude.

Yoav Efron, Chief Financial Officer

Mr. Efron serves as our Chief Financial Officer since January 2018. Mr. Efron is responsible for all financial aspects of our business and for strategy, as well as Information Technology and Human Resources. Prior to joining Actelis, Mr. Efron was the CFO of TriPlay Inc. and eMusic Inc., a B2C cloud media services company from 2012 to 2017. From 2010 to 2014, Mr. Efron was an entrepreneur in energy efficiency and from 1998 through 2010 worked at Avaya Inc., a Fortune 500 telecommunications company in various executive financial roles including Finance Director. Mr. Efron earned his bachelor’s degree in economics and management from the Hebrew University of Jerusalem.

Elad Domanovitz, Chief Technology Officer

Dr. Domanovitz serves as our Chief Technologies Officer since April 2017, prior to that he served as director of technologies from 2014. Dr. Domanovitz brings extensive experience envisioning and developing Actelis’ research capabilities. As Actelis’ Chief Scientist, Dr. Domanovitz is responsible for driving Actelis’ technology development and aligning it with the company’s overall vision and worldwide go-to-market strategies. Dr. Domanovitz is also responsible for enriching the Actelis IT portfolio and he also actively participates in standards committees. Dr. Domanovitz joined Actelis in November 2005 and has since held several positions in the Algorithms and CTO groups. Dr. Domanovitz holds a Ph.D., MSc. and a BSc (cum laude) in Electrical Engineering from Tel Aviv University.

Eyal Aharon, VP R&D

Mr. Aharon serves as our Vice President of R&D since January 2018. Previously, Mr. Aharon served as our director of software engineering from 2011 through December 2017. Mr. Aharon brings extensive experience in Research and Development to Actelis, having over 20 years in the telecommunication industry. As Actelis’ VP of R&D, Mr. Aharon is responsible for all current and strategic activities of the R&D group. Mr. Aharon joined Actelis in 2000 and has since held several positions within the R&D group. Prior to joining Actelis, he held several positions in ADC Teledata. Mr. Aharon holds a BA in Computer Science and Economics from Tel-Aviv University, and a Master’s in Economics from Tel-Aviv University.

Michal Winkler-Solomon, VP Marketing

Ms. Winkler-Solomon serves as our Vice President of Marketing since March 2017 and prior as AVP of Product Marketing from March 2016. Ms. Winkler-Solomon has more than 20 years of Product Marketing and Product Management experience. Since joining Actelis in 2001, Ms. Winkler-Solomon has held Product Management, and Product Marketing positions, where she has been responsible for product specifications, positioning, and marketing of the company’s industry-leading Ethernet in the First Mile product line.

Prior to Actelis, Ms. Winkler-Solomon held positions as Chief Technology Officer of BeConnected. Prior, Ms. Winkler-Solomon held positions as Product Manager of the Access Division at Telrad Telecommunications where she led Nortel Networks product development. Prior, Ms. Winkler-Solomon spent five years developing communication systems for the Israeli army. Ms. Michal Winkler-Solomon holds a B.Sc in Electrical Engineering from the Technion and an MBA from Tel Aviv University.

Yaron Altit, Executive Vice President, International Sales

Mr. Altit serves as our Vice President of International Sales since June 2017. Prior to joining us, Mr. Altit was self-employed from 2013 to 2017. Mr. Altit brings more than 25 years of experience to his position as Actelis’ Executive Vice President International Sales business unit, including vast experience in sales management positions in the Telecom, Datacom, and control plane industries. In his role, Mr. Altit is responsible for all EMEA & APAC regions customer-facing functions, including sales, customer support, pre-sale engineering, business development and regional marketing. Mr. Altit held executive positions in several telecommunication companies, including management of Sales, Customer Support and Business Development at Schema, where he was the General Manager of EMEA Business unit. Previously, Mr. Altit held top sales management positions at Mindspeed Technologies. Mr. Altit was responsible for European and International sales at T-Soft (now Cramer Systems, an Amdocs OSS division). Mr. Altit studied towards a B.A. in Economics and Accounting at the Ramat Gan College.

Hemi Kabir, Vice President, Operations

Mr. Kabir serves as our Vice President of Operations since January 2015. With more than 20 years of experience in operations, supply chain and engineering, Mr. Kabir manages Actelis’ Supply Chain, Purchasing, Quality Assurance and Operations Engineering departments, and is responsible for Actelis’ operations including manufacturability, continuous improvement initiatives and cost-savings activities. Prior to joining Actelis, Mr. Kabir was head of Supply Chain management and purchasing at “Better place” Israel, where he was in charge of defining and managing the supply chain divisions. Mr. Kabir holds MBA degree from Heriot Watt University, BA degree in management from the Open University and Industrial practical engineering diploma from Israeli College of Management.

Dr. Israel Niv, Director

Dr. Niv serves as a board member in our company since 2015. Dr. Niv serves on the board of Palo Alto University, Dealsum, and Attolight AG, and is an advisor to the Silicom Ventures investment group. Dr. Niv served as former Chairman of Femtronix inc. and as GM of Opal Inc. (formerly traded on Nasdaq). Dr. Niv has also founded Optonics, and served as CEO of DGC. Dr. Niv received a BSc in chemistry and a PhD in chemical physics from Ben-Gurion University of the Negev (Israel). Dr. Niv completed his postdoctoral work at the University of Southern California as a Weizmann Postdoctoral Fellow.

Joseph Moscovitz, Director

Mr. Moscovitz began serving on our board of directors following our IPO in May 2022. In November 2022, we engaged Mr. Moscovitz as a short term business development consultant to the Company. Mr. Moscovitz has served as the Chief Strategy Officer at Telit Communications Plc from January 2019 through December 2021. Prior to that Mr. Moscovitz served as Chief Executive Officer of Telit Automotive Solutions from December 2016 through December 2018 and President of Products and Solutions at Telit Plc from January 2011 through November 2016. Mr. Moscovitz was previously employed as a Chief Executive Officer of Cell Data Ltd. and a Chief Executive Officer by Microkim Ltd. Mr. Moscovitz received his Bachelor of Science in Electrical Engineering from Technion-Israel Institute of Technology.

Dr. Naama Halevi-Davidov, Director

Dr. Halevi Davidov began serving on our board of directors following our IPO in May 2022. Dr. Halevi Davidov has served as a Financial Consultant to Joytunes Ltd., a developer of music learning software, since April 2021, as a director of Gamida-Cell Ltd., since January 2022 and as a director and Audit Committee member of Kaltura, Inc. since July 2021. Prior to that, Dr. Halevi Davidov served as Financial Advisor to Gloat Ltd., a talent marketplace platform, and to Healthy IO Ltd., a manufacturer and marketer of medical equipment. Dr. Halevi Davidov served as the Chief Financial Officer of Kaltura from November 2012 to August 2017. Dr. Halevi Davidov has also served on the board of Kaltura, Inc. subsidiary, Kaltura Asia Pte Ltd. since February 2015. Dr. Halevi Davidov is a Certified Public Accountant in Israel. Dr. Halevi Davidov received a Ph.D. in Strategy from Tel Aviv University in 2012, a Master’s in Finance and Marketing from Tel Aviv University in 2002 and Bachelor of Arts in Accounting and Economics from Tel Aviv University in 2000. Dr. Halevi Davidov was selected to serve on our board of directors because of her extensive knowledge of and experience with corporate financial strategy.

Noemi Schmayer, Director

Ms. Schmayer began serving on our board of directors following our IPO in May 2022. Ms. Schmayer acted as a Senior Partner and Head of the High-tech and global corporations in one of the five largest law firms in Israel. Since then, Ms. Schmayer has been counseling companies and individuals regarding mergers & acquisitions, investments and strategy, and serves as a director of several board of directors including serving as the external director of Somoto Ltd. (publicly traded on the Tel Aviv Stock Exchange under the name Nostromo Energy Ltd.) and served as legal counsel for Smart Shooter Ltd. Ms. Schmayer is a renowned specialist in corporate law, corporate finance, cross-border transactions, and commercial law. Ms. Schmayer wields particular expertise in M&A, finance transactions, and complexed commercial contracts in High-tech and Biotech. Ms. Schmayer received an LLB in law from Tel Aviv University.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, at least three of whom will be deemed “independent” under SEC and Nasdaq rules.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate.

Each of the directors of the Company were elected pursuant to the provisions of the Stockholders Agreement and our Certificate of Incorporation in effect prior to the IPO. Tuvia Barlev had a right under the Stockholders Agreement to designate one director. Dr. Niv was elected by the holders of the majority of the Series A Preferred Stock. Joseph Moscovitz, Naama Halevi-Davidov, and Noemi Schmayer were elected by both the majority of our outstanding common stock and the holders of the majority of the Series A Preferred Stock and Series Preferred B Stock. The Stockholders Agreement was terminated in connection with our IPO and going forward, each of the directors will be appointed by the holders of the majority of our outstanding common stock pursuant to the provisions of our Certificate of Incorporation, with (i) directors in Class I, consisting of Noemi Schmayer, to stand for election at the Annual Meeting to be held in 2023; (ii) directors in Class II, consisting of Joseph Moscovitz and Naama Halevi-Davidov, to stand for election at the annual meeting of stockholders to be held in 2024; and (iii) directors in Class III, consisting of Israel Niv and Tuvia Barlev, to stand for election at the annual meeting of stockholders to be held in 2025.

Our Company is governed by our Board. Currently, each member of our Board, other than Tuvia Barlev and Joseph Moscovitz, is an independent director; and all standing committees of our Board of Directors are composed entirely of independent directors, in each case under Nasdaq’s independence definition applicable to boards of directors. For a director to be considered independent, our Board of Directors must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, Nasdaq listing standards require our Board of Directors to consider certain factors, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board of Directors are Israel Niv, Naama Halevi-Davidov, and Noemi Schmayer.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter that has been approved by the board. The anticipated composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors. Upon our listing on The Nasdaq Capital Market, each committee’s charter will be available under the Corporate Governance section of our website at www.actelis.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Audit Committee

The members of our audit committee are Israel Niv, Naama Halevi-Davidov, and Noemi Schmayer, with Naama Halevi-Davidov serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Naama-Halevi Davidov is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The audit committee, among other things:

●	reviews our consolidated financial statements and our critical accounting policies and practices;

●	selects a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	helps to ensure the independence and performance of the independent registered public accounting firm;

●	discusses the scope and results of the audit with the independent registered public accounting firm and review, with management and the independent registered public accounting firm, our interim and year-end results of operations;

●	pre-approves all audit and all permissible non-audit services to be performed by the independent registered public accounting firm;

●	oversees the performance of our internal audit function when established;

●	reviews the adequacy of our internal controls;

●	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviews our policies on risk assessment and risk management; and

●	reviews related party transactions.

Compensation Committee

The members of our compensation committee are Naama Halevi-Davidov, Israel Niv, and Noemi Schmayer, with Israel Niv serving as Chairperson. The composition of our compensation committee meets the requirements for independence under Nasdaq Capital Market listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The compensation committee, among other things:

●	reviews, approves and determines, or make recommendations to our board of directors regarding, the compensation of our executive officers;

●	administers our stock and equity incentive plans;

●	helps to ensure the independence and performance of the independent registered public accounting firm;

●	reviews and approves, or make recommendations to our board of directors regarding, incentive compensation and equity plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Noemi Schmayer, Naama Halevi-Davidov, and Israel Niv, with Noemi Schmayer serving as Chairperson. The composition of our nominating and corporate governance committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The nominating and corporate governance committee, among other things:

●	identifies, evaluates and selects, or make recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	evaluates the performance of our board of directors and of individual directors;

●	considers and make recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	reviews developments in corporate governance practices;

●	oversees environmental, social and governance (ESG) matters;

●	evaluates the adequacy of our corporate governance practices and reporting; and

●	develops and make recommendations to our board of directors regarding corporate governance guidelines and matters.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full Board of Directors in the risk oversight process allows our Board to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our Board regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

While our Board is ultimately responsible for risk oversight, various committees of our Board oversee risk management in their respective areas and regularly report on their activities to our entire Board. In particular, the Audit Committee has the primary responsibility for the oversight of financial risks facing our Company. The Audit Committee’s charter provides that it will discuss our major financial risk exposures and the steps we have taken to monitor and control such exposures. Our Board has also delegated primary responsibility for the oversight of all executive compensation and our employee benefit programs to the Compensation Committee. The Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our Company and that our Board’s leadership structure provides appropriate checks and balances against undue risk taking.

Code of Business Conduct and Ethics

Our Board has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). In order to satisfy our disclosure requirements under Item 5.05 of Form 8-K, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver. The Code of Business Conduct and Ethics provides that any waivers of, or changes to, the code that apply to the Company’s executive officers or directors may be made only by the Audit Committee. In addition, the Code of Business Conduct and Ethics includes updated procedures for non-executive officer employees to seek waivers of the code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the total compensation awarded to, earned by, or paid to (1) the individual who served as our principal executive officer during fiscal year 2022 and 2021; and (2) our next two most highly compensated executive officers who earned more than $100,000 during fiscal year 2022 and were serving as executive officers as of December 31, 2022. We refer to these individuals in this Annual Report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tuvia Barlev,	2022	250,000	125,00	500,000	-	-	-	11,603	886,603
Chief Executive Officer and Chairman	2021	181,188	-	-	-	-	-	25,000	206,188

Yoav Efron,	2022	172,614	85,000	100,000	-			26,934	384,548
Chief Financial Officer	2021	135,128	-	-	29,600			7,029	171,757

Jan Ruderman	2022	150,000	-	32,640	11,956	93,142	-	774	288,512
Chief Revenue Office — Americas	2021	12,500						65	12,565

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by the executive officers named above at the fiscal year ended December 31, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)

Tuvia Barlev, Chief Executive Officer and Chairman	-		-		-	-	125,000	(1)	$500,000

Yoav Efron,	106,991	(2)	-		$0.1058	02/08/2028	-		-
Chief Financial Officer	8,152		13,587	(3)	$1.3616	05/27/2031	-		-
	-		-		-	-	25,000	(4)	$100,000
Jan Ruderman	5,434	(5)	16,305		$4	09/15/2032	-		-
Chief Revenue Office — Americas	-		-		-	-	68,000	(6)	$32,640

(1)	The RSUs vests annually in three equal tranches, with the first tranche vesting on May 17, 2023, the second tranche vesting on May 17, 2024, and the last tranche vesting on May 17, 2025.
(2)	This option grant was vested in full on February 7, 2022.
(3)	25% of this options vested on May 27, 2022, with the remaining 75% vesting monthly thereafter.
(4)	The RSUs vests annually in three equal tranches, with the first tranche vesting on May 17, 2023, the second tranche vesting on May 17, 2024, and the last tranche vesting on May 17, 2025
(5)	The first quarter of the options vested on December 21, 2022, with the remaining three-fourths of the options vesting over the next 36 months on each monthly anniversary date of the vesting date.
(6)	The RSUs vests annually in three equal tranches, with the first tranche vesting on September 29, 2023, the second tranche vesting on September 29, 2024, and the last tranche vesting on September 29, 2025.

Benefit Plans

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our full-time employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other full-time employees, if they are considered an employee and not a consultant. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $20,500 for calendar year 2022, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2020 may be up to an additional $6,500 above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

We have no pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. We do not sponsor any qualified or non-qualified pension benefit plans, nor do we maintain any non-qualified defined contribution or deferred compensation plans.

Employment Agreements

We have entered into written employment agreements with our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law.

Chief Executive Officer

Employment Agreement with Mr. Tuvia Barlev

On February 15, 2015, we entered into an at-will employment agreement with Mr. Tuvia Barlev, which remains in effect as of the date of this Annual Report.

In May 2022, the Company approved an increase to Mr. Barlev’s salary, effective upon completion of the IPO, to $300,000 with performance bonuses of an additional $260,000. In addition, Mr. Barlev received a bonus of $125,000 following the IPO and will annually receive $500,000 of RSUs under the Company’s 2015 Plan.

Mr. Barlev’s employment agreement provides that that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreement), if he terminates his employment for “Good Reason” (as defined in the employment agreement), or following his death or permanent disability. In any event in which Mr. Barlev is entitled to severance pursuant to these provisions, we shall continue to pay Mr. Barlev his then-in-effect base salary and provide benefit continuation at our expense for a period of six months from the date of termination of employment. Any severance payable to Mr. Barlev shall be payable in equal instalments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Consultant Agreement with Barlev Enterprises Inc.

In February 2015, we entered into a consulting agreement with Barlev Enterprises Inc., a company owned by Mr. Tuvia Barlev, our Chief Executive Officer, and his wife, Nurit Barlev, or the Barlev Consulting Agreement. Pursuant to the Barlev Consulting Agreement, Barlev Enterprises Inc. provides services to us as an independent contractor, and receives a monthly retainer of $2,083 for these services. The Barlev Consulting Agreement contains provisions regarding noncompetition, non-solicitation, confidentiality of information and assignment of inventions. The enforceability of the noncompetition covenants is subject to certain limitations. The Barlev Consulting Agreement will continue to be in full force and effect unless otherwise terminated in accordance with its terms. The Barlev Consulting Agreement may be terminated by either party, with or without cause, at any time upon six (6) months advance written notice to the other party. This agreement has terminated following the IPO.

Promissory Note with Tuvia Barlev

On February 20, 2015, we made a loan to our Chief Executive Officer, Mr. Tulia Barlev, in the principal amount of $106,290, which loan was evidenced by a secured, non-negotiable promissory note, or the Barlev Note. In April 2022, we entered into a Securities Purchase and Loan Repayment Agreement with Mr. Barlev, pursuant to which Mr. Barlev sold to the Company 27,699 shares for a purchase price equal to $4.55 per share for an aggregate purchase consideration of $126,023, or the Purchase Consideration. In lieu of paying Mr. Barlev the Purchase Consideration for the shares in cash, the Purchase Consideration was used to repay in full the outstanding loan amount and accrued interest owed to the Company by Mr. Barlev, and the Barlev Note was terminated.

Chief Financial Officer

Employment Agreements with Mr. Yoav Efron

In December 2017, we entered into an at will employment agreement with our Chief Financial Officer, Mr. Yoav Efron, and he entered into another, separate, at will employment agreement with our subsidiary. Both of these agreements remain in effect as of the date of this Annual Report.

In May 2022, the Company approved an increase to Mr. Efron’s salary, effective upon completion of the IPO, to $187,000 through both employment agreements (which the subsidiary agreement is effected by the currency exchange rates) with performance bonuses of an additional $50,000. In addition, Mr. Efron received a one-time $85,000 bonus upon completion of the IPO and will annually receive $100,000 of RSUs.

Mr. Efron employment agreements provide that that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreements), if he terminates his employment for “Good Reason” (as defined in the employment agreements), we shall continue to pay Mr. Efron his then-in-effect base salary and provide benefit continuation at our expense for a period of six months from the date of termination of employment following an acquisition of us. Any severance payable to Mr. Efron shall be payable in equal instalments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Jan Ruderman

On November 12, 2021, we entered into an at-will employment agreement with Mr. Jan Ruderman, which remains in effect as of the date of this Annual Report.

Mr. Ruderman receives a base salary of $150,000 per year. Mr. Ruderman is also eligible to earn an annual sales incentive compensation at a target of $150,000 subject to sales performance and achievement. For the first six months of employment. Mr. Ruderman was guaranteed 80% of such annual sales incentive compensation to be trued up December 31, 2022, subject to the discretion of the CEO. Mr. Ruderman is eligible to receive options to purchase 65,217 shares, subject to approval of the board of directors.

Director Compensation

Our Board adopted a non-employee director compensation policy pursuant to which each of our directors who is not an employee or consultant of our company will be eligible to receive an annual cash retainer of $10,000 for his or her service on our board of directors and an annual cash retainer of $2,000 for his or her service on a committee of our board of directors, with the chairperson of each committee receiving an additional $3,000 annually. Additionally, following the IPO, as compensation for serving on the Board, Naama Halevi-Davidov, Israel Niv, Noemi Schmayer and Joseph Moscovitz were each granted 25,000 RSUs, of which shall fully vest over 36 months, subject to each member’s continued service on the Board.

Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. The compensation of Mr. Barlev as a named executive officer is set forth in the section above; he does not receive any additional compensation for his service as the Chairman of the Board.

For the year ended 2022, our non-employee directors were compensated as follows in the table below:

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Israel Niv	2022	$11,816	-	$48,750	$60,566

Dr. Naama Halevi-Davidov(1)(2)	2022	11,816	-	48,750	$60,566

Joseph Moscovitz	2022	$10,614	-	$48,750	$59,364

Noemi Schmayer	2022	$9,959	-	$48,750	$58,709

Director and Officer Liability Insurance

We have purchased following the IPO, and intend to review in May 2023, our director and officer liability insurance that provides financial protection for our directors and officers in the event that they are sued in connection with the performance of their services and also provides employment practices liability coverage, which insures for harassment and discrimination suits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2023 of:

●	each of our directors and executive officers; and

●	each person known to us to beneficially own 5% of our Common Stock on an as-converted basis.

The calculations in the table are based on 17,407,565 common shares issued and outstanding as of March 15, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security. These shares, however, are not included in the computation of the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Actelis Networks, Inc., 4039 Clipper Court, Fremont, CA 94538.

Name of Beneficial Owner (1)	No. of Shares Beneficially Owned	% of Class

Tuvia Barlev (2)	1,615,378	9.23%
Yoav Efron (3)	120,629	*
Eyal Aharon (4)	38,176	*
Yaron Altit (5)	106,991	*
Michal Winkler-Solomon (6)	39,063	*
Hemi Kabir (7)	45,954	*
Israel Niv (8)	668,053	3.84%
Elad Domanovitz (9)	52,293	*
Noemi Schmayer	-	-
Joseph Moscovitz	-	-
Dr. Naama Halevi-Davidov	-	-

All executive officers and directors as a group (11 persons)	2,686,537	15.43%

5% Stockholders
Isard Dunietz (10)	1,147,870	6.6%

*	Less than 1%
(1)	Unless otherwise noted, the business address of the following entities or individuals is 4039 Clipper Court, Fremont, CA 94538.
(2)	Consists of 1,615,378 shares of common stock held by Mr. Barlev.
(3)	Includes 117,408 shares of common stock issuable upon the exercise of options issued to Mr. Efron which options are exercisable within 60 days from the March 15, 2023.
(4)	Includes 38,176 shares of common stock issuable upon the exercise of options issued to Mr. Aharon which options are exercisable within 60 days from the March 15, 2023.
(5)	Includes 106,991 shares of common stock issuable upon the exercise of options issued to Mr. Altit which options are exercisable within 60 days from the March 15, 2023.

(6)	Includes 39,063 shares of common stock issuable upon the exercise of options issued to Ms. Winkler Solomon which options are exercisable within 60 days from the March 15, 2023.
(7)	Includes 45,954 shares of common stock issuable upon the exercise of options issued to Mr. Kabir which options are exercisable within 60 days from the March 15, 2023.
(8)	Consists of (i) 458,557 shares of common stock held by The Niv Family Trust, for which the Reporting Person and his spouse serve as trustees; (ii) 139,387 shares of common stock held by Sharon Hava Niv 2015 Family Trust for which Mr. Niv and his spouse serve as trustee; and (iii) 70,109 shares of common stock issuable upon the exercise of options issued to Mr. Niv which options are exercisable within 60 days from the March 15, 2023.
(9)	Includes 52,293 shares of common stock issuable upon the exercise of options issued to Mr. Domanovitz which options are exercisable within 60 days from the March 15, 2023.
(10)	Mr. Dunietz’s address is 638 La Salle Place, Highland Park, IL 60035.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan (1)	1,556,586	$0.1476	1,152,587
Equity compensation plans not approved by security holders	-	-	-
Total	1,556,586	$0.1476	1,152,587

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

2015 Equity Incentive Plan

The 2015 Equity Incentive Plan, or the Plan, was adopted by our Board, on May 10, 2015. The Plan provides for the grant of equity-based incentive awards to our employees, directors, and consultants in order to incentivize them to increase their efforts on behalf of our Company and to promote the success of our business.

Authorized Shares. As of the date of this Annual Report, there are 1,152,5876 options to purchase shares of common stock reserved and available for grant under the Plan. Common stock subject to options granted under the Plan that expire or become unexercisable without having been exercised in full will become available again for future grant or sale under the Plan.

Administration. The Board, or a duly authorized committee of the Board, administers the Plan, or the Administrator. Under the Plan, the Administrator has the authority, subject to applicable law, to interpret the terms of the Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of a share, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the Plan and take all other actions and make all other determinations necessary for the administration of the 2015 Plan.

The administrator also has the authority to approve the conversion, substitution, cancellation or suspension under and in accordance with the Plan of any or all awards, and the authority to modify outstanding awards unless otherwise provided by the terms of the Plan.

The administrator may adopt special appendices and/or guidelines and provisions for persons who are residing in or employed in, or subject to, the taxes of, any domestic or foreign jurisdictions, to comply with applicable laws, regulations, or accounting, listing or other rules with respect to such domestic or foreign jurisdictions.

Eligibility. The Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Ordinance and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code.

Grants. All awards granted pursuant to the Plan will be evidenced by an award agreement. Award agreements need not be in the same form and may differ in the terms and conditions included therein. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions, the exercise price, if applicable, the date of expiration of the award, any special terms applying to such award (if any), including the terms of any country-specific or other applicable appendix, as determined by our board of directors.

Awards. The Plan provides for the grant of stock options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock and Restricted Stock Units.

With respect to options granted under the Plan, unless otherwise determined by the administrator, and subject to the conditions of the Plan, options vest and become exercisable, if applicable, under the following schedule: 25% of the shares covered by the option on the first anniversary of the vesting commencement date determined by the administrator (and in the absence of such determination, the date on which such option was granted) and 6.25% of the shares covered by the option at the end of each subsequent three-month period thereafter over the course of the following three years; provided that the grantee remains continuously as an employee or provides services to our company and our affiliates throughout such vesting dates.

Each option will expire ten years from the date of the grant thereof, unless such shorter term of expiration is otherwise designated by the administrator or required by applicable law.

Options under the Plan may be exercised by providing our company with a notice of exercise and full payment of the exercise price for such shares underlying the option, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An option may not be exercised for a fraction of a share. If the Company’s shares are listed for trading on any securities exchange, and if the administrator so determines, all or part of the exercise price and any withholding taxes may be paid by the delivery of an irrevocable direction to a securities broker approved by our company to sell shares and to deliver all or part of the sales proceeds to our company or the trustee, or, the delivery of an irrevocable direction to pledge shares to a securities broker or lender approved by our company, as security for a loan, and to deliver all or part of the loan proceeds to our company, or such other method of payment acceptable to our company as determined by the administrator.

Transferability. Other than by will, the laws of descent and distribution or as otherwise provided under the Plan, the awards and shares granted under the 2015 Plan are not assignable or transferable, unless determined otherwise by the Administrator in which case such Award may only be transferred as permitted by Rule 701 of the Securities Act of 1933.

Termination of Relationship. In the event of termination of a grantee’s employment or service with our company, all vested and exercisable options held by such grantee as of the date of termination may be exercised within ninety days after such date of termination, unless otherwise determined by the administrator, but in no event later than the date of expiration of the option as set forth in the award agreement. After such ninety-day period, all such unexercised options will terminate, and the shares covered by such options shall again be available for issuance under the Plan.

In the event of termination of a grantee’s employment or service with our company or any of our affiliates due to such grantee’s death or permanent disability, all vested and exercisable options held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate or by a person who acquired the right to exercise the options by bequest or inheritance, as applicable, within 12 months after such date of termination, unless otherwise provided by the administrator, but in no event later than the date of expiration of the option as set forth in the award agreement. Any options which are unvested as of the date of such termination or which are vested but not then exercised within the 12-month period following such date, will terminate and the shares covered by such options shall again be available for issuance under the Plan.

All restricted shares still subject to restriction under the applicable restriction period as set by the administrator in the applicable award agreement, lapsed will revert to the Company and again will become available for grant under the Plan.

Rights as a stockholder. Subject to terms of the Plan, a grantee shall have no rights as a stockholder of our company with respect to any shares covered by an award until the grantee shall have exercised the award and paid the exercise price therefor, if applicable, and becomes the record holder of the subject shares.

Transactions. Shares subject to an award, as well as the price per share covered by each outstanding award, shall be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a share split, reverse share split, combination or reclassification of the shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by our company, provided, however, that the Administrator will make such adjustments to an Award required by Section 25102(o) of the California Corporations Code to the extent the Company is relying upon the exemption afforded thereby with respect to the Award.

In the event of a merger or Change in Control, each outstanding Award will be treated as the Administrator determines without a Participant’s consent, including, without limitation, that either (i) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a Participant, that the Participant’s Awards will terminate upon or immediately prior to the consummation of such merger or Change in Control (subject to the provisions of the paragraph above); (iii) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award will lapse, in whole or in part prior to or upon consummation of such merger or Change in Control, and, to the extent the Administrator determines, terminate upon or immediately prior to the effectiveness of such merger of Change in Control; (iv) (A) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such Award or realization of the Participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the Administrator determines in good faith that no amount would have been attained upon the exercise of such Award or realization of the Participant’s rights, then such Award may be terminated by the Company without payment), or (B) the replacement of such Award with other rights or property selected by the Administrator in its sole discretion; or (v) any combination of the foregoing or other alternative not listed hereinabove. In taking any of the actions permitted under this subsection, the Administrator will not be obligated to treat all Awards, all Awards held by a Participant, or all Awards of the same type, similarly. In the event of liquidation or winding up of our company, the administrator will notify each Participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an Award will terminate immediately prior to the consummation of such proposed action.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

Services Agreement with Ram Vromen

On December 27, 2021, we entered into a service agreement with Dr. Ram Vromen, our former director, or the Vromen Services Agreement. Under the terms of the Vromen Services Agreement, Dr. Vromen provides services to us as an independent contractor. The services include advising us and aiding in fundraising, assisting with presentations and providing follow-up, negotiating deals, legal assistance. We agreed to pay the outstanding amount for unpaid services rendered by Dr. Vromen during the period between February 15, 2015, and ending on December 31, 2019, of $197,500 plus VAT, or the Outstanding Fees. Pursuant to the Vromen Services Agreement, Dr. Vromen will also be entitled to additional fees in the amount of $150,000, plus VAT as follows: Dr. Vromen will receive (1) $100,000 upon the earlier to occur of (i) the closing of a financing round by us of at least $2.0 million and (ii) achievement of at least $3.0 million in EBITDA as reported by us, which VAT was paid to Dr. Vromen in January 2022 following the closing of our private placement, and (2) $50,000 upon the earlier to occur of (i) the closing of a financing round by us of at least $4.0 million and (ii) achievement of at least $3.0 million in EBITDA as reported by us. In the event that we reach one of the milestones set forth above and Dr. Vromen is entitled to receive such additional fees, then we will pay to Dr. Vromen all of the Outstanding Fees, together with the payment of such additional fees, provided that we may pay any and all of the Outstanding Fees in several installments over a period not to exceed twenty-four (24) months from achievement of the applicable milestone.

Related Party Transaction Policy

We intend to adopt a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest.

Certain transactions with related parties, however, are excluded from the definition of a related party transaction including, but not limited to:

●	transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $20,000;

●	transactions where a related party’s interest derives solely from his or her service as a director of another entity that is a party to the transaction;

●	transactions where a related party’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction; and

●	transactions where a related party’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis.

No member of the Audit Committee may participate in any review, consideration or approval of any related party transaction where such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant by the Audit Committee, including, but not limited to:

●	the benefits and perceived benefits to us;

●	the materiality and character of the related party’s direct and indirect interest;

●	the availability of other sources for comparable products or services;

●	the terms of the transaction; and

●	the terms available to unrelated third parties under the same or similar circumstances.

In reviewing proposed related party transactions, the Audit Committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of us and our stockholders.

The transactions described below were consummated prior to our adoption of the formal, written policy described above, and therefore the foregoing policies and procedures were not followed with respect to the transactions. However, we believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Policy for Approval of Related Party Transactions

We have adopted our Code of Ethics to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving Actelis. Our Code of Ethics is filed as an exhibit to this Annual Report.

In addition, the Audit Committee of our Board adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the Audit Committee. At its meetings, the Audit Committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. Our Audit Committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

The Board has determined that Israel Niv, Naama Halevi-Davidov, and Noemi Schmayer are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2022	2021
Audit fees (1)	$270,000	$373,000
Audit related fees (2)	7,000	7,000
Tax fees	-	-
All other fees	-	-
Total	$277,000	$380,000

Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, review of registration statements and other accounting consulting.

Tax Fees. This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category consists of fees for other miscellaneous items.

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board for approval.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(1)	Financial statements.

For a list of the consolidated financial statements included herein, see “Index to Consolidated Financial Statements” under Part I, Item 8 of this Annual Report on Form 10-K.

(2)	Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

Exhibit No.	Description
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2022 (as filed as Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Amended and Restated Bylaws of Actelis Networks, Inc. (as filed as Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Description of Securities*
4.2	Form of Representative’s Warrant (as filed as Exhibit 4.1 to the Company’s Form S-1/A, filed on May 2, 2022)
10.1	Lease by and between Actelis Networks Israel, Ltd. and Moshe Smucha, dated January 13, 2000 (as filed as Exhibit 10.2 to the Company’s Form S-1/A, filed on May 2, 2022)
10.2	First Amendment to the Lease and Management Agreements from October 22, 2017, by and between Homerton Investments, Ltd. and Actelis Networks Israel Ltd., dated April 14, 2021 (as filed as Exhibit 10.3 to the Company’s Form S-1/A, filed on May 2, 2022)
10.3	Employment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated February 15, 2015 (as filed as Exhibit 10.9 to the Company’s Form S-1/A, filed on May 2, 2022)
10.4	Offer letter between Actelis Networks, Inc. and Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.10 to the Company’s Form S-1/A, filed on May 10, 2022)
10.5	Employment Agreement between Actelis Networks Israel, Ltd. And Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.11 to the Company’s Form S-1/A, filed on May 10, 2022)
10.6	Consulting Agreement between Actelis Networks, Inc. and Barlev Enterprises dated February 20, 2015 (as furnished as Exhibit 10.12 to the Company’s Form S-1/A, filed on May 10, 2022)
10.7	Actelis Networks, Inc. 2015 Equity Incentive Plan (as filed as Exhibit 10.13 to the Company’s Form S-1, filed on April 15, 2022)
10.8	Amendment No. 1 to 2015 Equity Incentive Plan (as filed as Exhibit 10.14 to the Company’s Form S-1, filed on April 15, 2022)
10.9	Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated December 2, 2020 (as filed as Exhibit 10.16 to the Company’s Form S-1, filed on April 15, 2022)
10.10	Amendment Number 1 to Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated November 17, 2021 (as filed as Exhibit 10.17 to the Company’s Form S-1, filed on April 15, 2022)
10.11	Securities Purchase and Loan Repayment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated April 15, 2022 (as filed as Exhibit 10.18 to the Company’s Form S-1, filed on April 15, 2022)
10.12	Offer letter between Actelis Networks, Inc. and Jan Ruderman, dated November 12, 2021*
21.1	Subsidiaries of the Registrant (as filed as Exhibit 21.1 to the Company’s Form S-1, filed on April 15, 2022)
23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.) a member firm of PricewaterhouseCoopers International Limited, independent registered accounting firm for the Registrant*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTELIS NETWORKS, INC.

/s/ Tuvia Barlev	Date: March 29, 2023
Tuvia Barlev
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tuvia Barlev	Chief Executive Officer, Secretary and	March 29, 2023
Tuvia Barlev	Chairman of the Board (Principal Executive Officer)

/s/ Yoav Efron	Chief Financial Officer	March 29, 2023
Yoav Efron	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Moscovitz	Director	March 29, 2023
Joseph Moscovitz

/s/ Dr. Naama Halevi-Davidov	Director	March 29, 2023
Dr. Naama Halevi-Davidov

/s/ Israel Niv	Director	March 29, 2023
Israel Niv

/s/ Noemi Schmayer	Director	March 29, 2023
Noemi Schmayer