Form 10-Q
period 2023-03-31
ACTELIS NETWORKS INC
filed 2023-05-12
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 11, 2023, 1,942,323 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Actelis Networks Inc.’s (the “Company”, “we”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

iii

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2023

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(U. S. dollars in thousands except for share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	808	3,943
Short term deposits	810	1,622
Restricted bank deposits	780	451
Trade receivables, net of allowance for doubtful debts of $156 and $125 as of March 31, 2023, and December 31, 2022, respectively.	2,473	3,034
Inventories	1,274	1,179
Prepaid expenses and other current assets	413	678
TOTAL CURRENT ASSETS	6,558	10,907

NON-CURRENT ASSETS:
Property and equipment, net	76	80
Prepaid expenses	492	492
Restricted cash	1,190	336
Restricted bank deposits	2,889	2,027
Severance pay fund	233	239
Operating lease right of use assets	548	726
Long term deposits	15	12
TOTAL NON-CURRENT ASSETS	5,443	3,912

TOTAL ASSETS	12,001	14,819

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands except for share and per share amounts)

	March 31, 2023	December 31, 2022
Liabilities and redeemable convertible preferred stock and shareholders’ equity
CURRENT LIABILITIES:
Current maturities of long-term loans	1,206	553
Warrants	8	8
Trade payables	1,400	1,781
Deferred revenues	574	484
Employee and employee-related obligations	795	793
Accrued royalties	931	900
Operating lease liabilities	361	445
Other accrued liabilities	1,097	1,238
TOTAL CURRENT LIABILITIES	6,372	6,202

NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	3,712	4,625
Deferred revenues	39	164
Operating lease liabilities	159	237
Accrued severance	271	278
Other long-term liabilities	33	48
TOTAL NON-CURRENT LIABILITIES	4,214	5,352
TOTAL LIABILITIES	10,586	11,554

COMMITMENTS AND CONTINGENCIES (Note 10)

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Redeemable convertible preferred stock - $0.0001 par value, 10,000,000 authorized as of March 31, 2023, December 31, 2022. No issued and outstanding as of March 31, 2023, December 31, 2022.	-	-

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized as of March 31, 2023, and December 31, 2022, respectively; 1,730,066 and 1,737,986 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of March 31, 2023 and December 31, 2022, respectively; No issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	-	-
Additional paid-in capital	36,711	36,666
Accumulated deficit	(35,297)	(33,402)
TOTAL SHAREHOLDERS’ EQUITY	1,415	3,265
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	12,001	14,819

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	For the Three months ended March 31,
	2023	2022

REVENUES	1,848	1,868
COST OF REVENUES	1,160	1,286
GROSS PROFIT	688	582

OPERATING EXPENSES:
Research and development expenses, net	757	650
Sales and marketing expenses, net	929	730
General and administrative expenses, net	865	635
TOTAL OPERATING EXPENSES	2,551	2,015

OPERATING LOSS	(1,863)	(1,433)
Interest expenses	(180)	(220)
Other Financial income (expenses), net	148	(2,986)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(1,895)	(4,639)

Net loss per share attributable to common shareholders – basic and diluted (*)	$(1.09)	$(22.6)
Weighted average number of shares of common stock used in computing net loss per share – basic and diluted	1,734,160	205,213

(*)	Adjusted to reflect reverse stock split, see note 3(j).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholder’s
	Number of shares (**)	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	paid-in capital	Accumulated deficit	equity (deficiency)
BALANCE AS OF JANUARY 1, 2022	773,108	5,585	205,040	*	178,377	*	2,824	(22,420)	(19,596)
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2022:
Exercise of options into common stock	-	-	1,546	*	-	-	*	-	*
Share based compensation			-	-	-	-	14	-	14
Net comprehensive loss for the period			-	-	-	-	-	(4,639)	(4,639)
BALANCE AS OF March 31, 2022	773,108	5,585	206,586	*	178,377	*	2,838	(27,059)	(24,221)

BALANCE AS OF JANUARY 1, 2023	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2023:
Share based compensation	-	-	-	-	-	-	95	-	95
Repurchase of common stock	-	-	(7,920)	*	-	-	(50)	-	(50)
Net comprehensive loss for the period	-	-	-	-	-	-	-	(1,895)	(1,895)
BALANCE AS OF March 31, 2023	-	-	1,730,066	1	-	*	36,711	(35,297)	1,415

*	Represents an amount less than $1 thousands.

(**)	Adjusted to reflect reverse stock split, see note 3(j).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2023	2022
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,895)	(4,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	10
Changes in fair value related to warrants to lenders	-	1,058
Inventories write-downs	7	43
Exchange rate differences	(130)	(197)
Share-based compensation	95	14
Changes in fair value related to convertible loan	-	966
Changes in fair value related to convertible note	-	1,075
Financial income from long term bank deposit	(51)	-
Changes in operating assets and liabilities:
Trade receivables	561	813
Net change in operating lease assets and liabilities	16	(10)
Inventories	(102)	(77)
Prepaid expenses and other current assets	265	(161)
Trade payables	(381)	(375)
Deferred revenues	(35)	(61)
Other current liabilities	(46)	247
Other long-term liabilities	(16)	(13)
Net cash used in operating activities	(1,705)	(1,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	812	(262)
Short term Restricted bank deposits	(329)	-
Long term Restricted bank deposits	(811)	-
Long term deposits	(3)	-
Purchase of property and equipment	(3)	(15)
Net cash used in investing activities	(334)	(277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	1,847
Repurchase of common stock	(50)	-
Repayment of long-term loan	(192)	(129)
Net cash provided by (used in) financing activities	(242)	1,718

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5)	(197)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,281)	134

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,279	795

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	1,998	929

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	808	344
Restricted cash, current	-	486
Restricted cash, non-current	1,190	99
Total cash, cash equivalents and restricted cash	1,998	929

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	116	220

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, copper networking solutions for IoT and Telecommunication companies. The Company’s customers include providers of telecommunication services and enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022 completed its IPO. See note 2 below for further details.

b.	In December 2019, a novel coronavirus disease, or COVID-19, was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The widespread health crisis is adversely affecting the broader economies, financial markets and overall demand environment for many of the Company’s products.

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

c.

The Company has incurred significant losses and negative cash flows from operations and incurred losses of $1,895 and $10,982 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company had negative cash flows from operations of $1,705 and $7,768, respectively. As of March 31, 2023, the Company’s accumulated deficit was $35,297. The Company has funded its operations to date through equity financing and has cash on hand (including short term deposits and restricted cash) of $2,398 and long-term deposits, restricted bank deposits and restricted cash of $4,079 as of March 31, 2023. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and the time in which it has to accomplish them and has determined that the Company has sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements.

NOTE 2 – INITIAL PUBLIC OFFERING (*):

On May 17, 2022, the Company finalized its IPO offering of an aggregate of 421,250 shares of common stock, including the partial exercise by the underwriter of its option to purchase 46,250 additional shares of common stock, at a price to the public of $40.00 per share.

The net proceeds from the offering, including the over-allotment, to the Company were approximately $15.4 million, after deducting underwriting discounts, commissions and expenses amounting to approximately $1.0 million.

As a result of the IPO, the Company issued common stock in the transactions described below:

1)	Redeemable convertible preferred stock - the Company issued 773,108 shares of common stock (on a one (1) for one (1) basis, pursuant to the conversion provisions of the Series A and Series B redeemable convertible Preferred Stock agreements). Upon the conversion, the Company reclassified the redeemable convertible Preferred stock at its carrying amount, from temporary equity, into shareholders’ equity.

2)	Convertible loan agreement (“CLA”) (see Note 8) – the Company issued 163,816 shares of common stock. pursuant to the conversion features of the loan agreement.

Upon such issuance, the Company reclassified the Convertible loan’s carrying amount (which reflected its then current fair value), into shareholders’ equity.

3)	Convertible notes (see Note 7) –The Company issued 90,009 shares of common stock pursuant to the conversion features of the note agreements issued during December 2021 and April 2022.

4)	Warrants (See Note 9):

1.	The Company issued 61,756 shares of common stock as a result of the exercise provisions of the detachable warrants granted to Mizrahi-Tefahot Bank as part of the Company’s financing agreement with Bank Mizrahi.

2.	The Company issued 18,000 shares of common stock to Migdalor as a result of the exercise provisions of the detachable warrants granted to Migdalor as part of the loan agreement with Migdalor.

3.	In addition, concurrently with the IPO and in connection with the consummation of the IPO, the Company issued common stock warrants to the underwriters. The warrants are exercisable into 29,487 of the Company’s common shares for an exercise price of $50 per share and can be exercised at any time during a period of 5 years from the issuance date (i.e. until May 17, 2027). The warrants are classified as equity based on the guidance provided under ASC 718-10.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $145. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.01%, a contractual term of 5 years, an expected dividend yield of 0% and a stock price at the issuance date of $19.5.

5)	The Company redeemed 178,377 shares of non-voting common stock at their par value, removing the stock from shareholders’ equity.

(*)	Adjusted to reflect the April 2023 reverse stock split, see note 3(j).

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results that could be expected for the 2023 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

d)	Restricted cash and restricted deposits

Restricted cash consists of cash held in restricted accounts classified as current or long term based on the expected timing of the disbursement. Restricted deposits consist of deposits held in restricted deposits bank accounts including deposits held as collateral for guarantees to third parties and other, classified as current or long term based on the expected timing of the disbursement.

e)	Treasury Shares

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f)	Revenue recognition

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Sales of products

Most of the Company’s contracts are of a single performance obligation (sales of the product with a standard warranty) thus the entire transaction price is allocated to the single performance obligation. In addition, the Company also sells separate services such as product support service and extended warranty.

Sales of software with related services

The Company sells perpetual management software and term-based licenses for its management software together with related services. The perpetual management software stand-alone selling price is established by taking into consideration available information such as historical selling prices of the perpetual license, geographic location, and market conditions. For contracts that contain more than one identified performance obligation (a term-based license for its management software together with related services), the stand-alone selling price of a term-based license, is based on a ratio from the relevant perpetual management software stand-alone selling price. The stand-alone selling price of the related service is then determined by applying the residual method.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

		Fair value measurements at March 31, 2023
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 9)	$8	$-	$-	$8

		Fair value measurements at December 31, 2022
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 9)	$8	$-	$-	$8

h)	Fair value of financial instruments

As of March 31, 2023, and December 31, 2022, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan,restricted cash and restricted bank deposits approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company has major customers, representing as follows:

1.	Customer A represented 29% of the Company Trade receivables balance as of March 31, 2023 and December 31, 2022, respectively.

2.	Customer B represented 28% and 23% of the Company Trade receivables balance as of March 31, 2023 and December 31, 2022, respectively.

3.	Customer C represented 0% and 10% of the Company Trade receivables balance as of March 31, 2023 and December 31, 2022, respectively.

See note 13 for details regarding the revenues from these customers.

The Company does not see any credit risk regarding the trade receivable balance, as most of the remaining balance was paid off after the balance sheet date.

j)	Reverse split

On April 15, 2022 (the “Closing Date”), the Company’s Board of Directors approved a Reverse Stock Split in the ratio of forty-six to-one. The Reverse Stock split became effective as of May 2, 2022.

On March 8 ,2023 (the “Closing Date”), the Company’s Board of Directors approved an additional Reverse Stock Split in the ratio of ten-to-one. The Reverse Stock split became effective as of April 18, 2023.

The Company accounted for the Reverse Stock Splits on a retroactive basis pursuant to ASC 260. As a result, all common stock, Non-voting Common stock, redeemable Convertible Preferred stock and options outstanding and exercisable for common stock, exercise prices and loss per share amounts have been adjusted, on a retroactive basis, for all periods presented in these condensed consolidated financial statements and the applicable disclosures, to reflect such Reverse Stock Split.

NOTE 4 – INVENTORIES:

	March 31, 2023	December 31, 2022
Raw materials	$640	$593
Finished goods	$634	$586
	$1,274	$1,179

Inventory write-downs totaled to $7 and $147 during the three months ended March 31, 2023, and the year ended December 31, 2022, respectively.

NOTE 5 – LEASES:

1)	The Company has an operating lease agreement for its facility in the United States, which expires on March 31, 2024. The Company is not reasonably certain that it will exercise the 5-year extension option and hence, the extension period was excluded from the measurement of the ROU asset and the lease liability. The lease payments are denominated in USD.

2)	On July 1, 2022, the Company entered into a new operating lease agreement for additional offices in the United States, which expires on September 30, 2025. The lease payments are denominated in USD.

3)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expires on April 30, 2023. The Company does not have an option for extending the lease agreement. The lease payments are denominated in ILS and are indexed to the consumer price index.

4)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the United States. The sublease ends March 31, 2024. The sublease is classified as an operating lease. The Company recognized lease income during the three months ended March 31, 2023 in the amount of $48.

5)	The Company leases its motor vehicles under operating lease agreements.

6)	The Company’s Israeli subsidiary has an operating lease agreement for testing equipment in Israel, which expires on February 7, 2025. The lease payments are denominated in ILS.

NOTE 5 – LEASES (continued):

Supplemental information related to leases is as follows:

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$548	$726
Current Operating lease liabilities	$361	$445
Non-Current Operating lease liabilities	$159	$237
Total Operating lease liabilities	$520	$682

Other information:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$210	$161
Weighted Average Remaining Lease Term	1.44	1.51
Weighted Average Discount Rate	3.8%	2.5%

The lease costs components are as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Fixed payments	$182	$158
Variable payments that depend on an index or rate	28	3
Total operating lease cost	$210	$161

Maturities of operating lease liabilities were as follows:

	March 31, 2023		December 31, 2022
2023	$299	(*)	$476
2024	177		177
2025	70		70
Total operating lease payments	546		723
Less: imputed interest	(26)		(41)
Present value of lease liabilities	$520		$682

(*)	excluding the three months ended March 31, 2023.

NOTE 6 – LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received funding from an American Bank under the Small Business Administration COVID19 EIDL Program in the total of $150. The loan bears interest of 3.75% per annum, the principal shall be repaid in 360 equal monthly payments starting January 1, 2023, unless forgiven per program regulations (the “EIDL Loan”).

b.	On December 9, 2020, the Company signed a new loan agreement with an Israeli based financial institution for a loan of up to 20 million NIS (“New Israeli Shekel”) (an amount of $6,000) (the “New Loan”). The Company received $3,000 on December 2020, and additional $2,000 in January 2021. The loan bears interest of 9.6% per annum. The interest shall first be paid in 12 payments starting February 1, 2021. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal payments, plus a onetime interest payment after the 36th month.

As part of the loan agreement, the Company issued the new Lender warrants to acquire common stock in the amount of $1,500 (see Note 9 regarding the warrants granted).

In November 2021, the Company received additional funding in the amount of $1,000 from the New Lender. The loan bears interest of 9.6% per annum. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal monthly payments, plus a onetime interest payment after the 24th month. The Company increased the value of the warrant issued to the New Lender to $1,800 (see also Note 9). As of March 31, 2023, the total loan balance outstanding was $4,758 (including $1,198 current maturities).

The loan covenants (the “covenants”) include a debt to EBITDA minimum ratio or a coverage ratio of the loan by current assets.

On December 21, 2022, pursuant to the terms of the loan Agreement, the Company deposited $2 million to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the Agreement), to satisfy the required obligation associated with the loan agreement. An additional $2 million was deposited in the designated account by March 31, 2023.

As of March 31, 2023, the Company was in compliance with the covenants.

As of March 31, 2023, future payments are summarized as follows:

		New Loan	New Loan
	EIDL Loan	from December 2020 and January 2021-In NIS *	from November 2021- In NIS *
2023 (**)	6	2,765($765)	525($146)
2024	9	5,567($1,540)	1,080($299)
2025	9	3,684($1,019)	704($195)
2026	9	3,684($1,019)	704($195)
2027	9	3,684($1,019)	704($195)
2028 and thereafter	129	303($84)	60($15)
Less- accumulated interest	(12)	(5,140) ($1,422)	(1,124) ($311)
Total	159	14,547($4,024)	2,653($734)

*	The exchange rate used in translation is $1 – 3.615 New Israeli Shekel.
**	excluding the three months ended March 31, 2023.

NOTE 7 – CONVERTIBLE NOTE:

During December 2021 to April 2022, the Company offered up to $3,000 of the Company’s 6% convertible note where both principal and 6% annual interest are due three years from the date of execution (the “Notes”). The Notes were subject to optional and mandatory conversion into shares of the Company’s Common stock, $0.0001 par value. In January 2022 the Company performed a first closing of $2,100 convertible notes out of the $3,000 offered, and in April 2022, a second closing of $60 convertible notes, which private placement was completed pursuant to an exemption from registration under Rule 506(b) of the Securities Act of 1933, as amended (“Securities Act”) and was funded by this amount (less fees and expenses). The notes were convertible at any time by the holders into common stock and automatically converted to common stock upon the consummation of an Initial Public Offering (“IPO”) at a 40% discounted conversion price.

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

The Company recorded financial expenses associated with the Notes during the three months ended March 31, 2023, and March 31, 2022, in the amount of $0 and $1,075.

NOTE 8 – CONVERTIBLE LOAN:

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

The valuation was performed under alternative scenarios of consummating an IPO or remaining private.

Upon the consummation of the IPO, the CLA was automatically converted into the Company’s common stock based on its contractual terms and conditions. For further information, see Note 2 above.

The following is a roll forward of the fair values:

Year ended December 31
2022
Fair value at the beginning of the year	$4,905
Change in fair value reported in statement of comprehensive loss	1,648
Conversion to the Company’s common stock	(6,553)
Fair value at the end of the period	$-

The Company recorded financial expenses associated with the CLA during the three months ended March 31, 2023, and March 31, 2022, in the amount of $0 and $996.

NOTE 9 – WARRANTS (*):

a)	On August 24, 2016, the Company issued warrants to Comerica Bank (“Comerica”) for the purchase of 7,305 shares of the Company’s Series B Redeemable Preferred Stock at an exercise price of $10.2672 per share contemporaneously with obtaining a loan from Comerica which was fully repaid in 2018 (the “Comerica Warrants”). The Comerica Warrants are exercisable at any time during the contract period which ends on August 24, 2026.

Additionally, in connection with the consummation of the IPO and the change of the type of the stock from redeemable preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of March 31, 2023. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares.

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

b)	During December 2020 and November 2021, the Company issued warrants to Migdalor contemporaneously with obtaining a loan. The warrants can either be (1) converted into the Company’s common stock (the number of which shall be determined based on the warrant amount established in the contract and the Company’s valuation as defined in the contract, or based on a triggering event), at any time during a period of 96 months), or (2) redeemed for cash based on the lesser of a predetermined amount or a formula as set in the contract, at any time and in Migdalor’s own discretion, during a period of 96 months from the date of issue. These warrants were classified as liabilities mainly due to the redemption feature over the options.

Upon the consummation of the IPO (as further described in Note 2 above), the Company converted the outstanding warrants issued to Mizrahi and Migdalor into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

The table below shows the impact on the statement of comprehensive loss related to the Comerica warrants for the years ended December 31:

	March 31, 2023	December 31, 2022
	U.S. dollars in thousands
Outstanding as of January 1	8	2,149
Fair value changes	-	1,049
Additions	-	-
Conversion to the Company’s common stock	-	(3,190)
Outstanding at the end of the period	8	8

The Company recorded other financial expenses (income) during the three months ended March 31, 2023 and March 31, 2022, in the amount of $0 and $1,058, respectively, in connection with these warrants.

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(j).

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest based on LIBOR. The Company may be required to pay royalties based on previous years funding in periods after March 31, 2023, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of March 31, 2023, the Company had received approximately $14,300 (approximately $15,500 including LIBOR) and repaid approximately $10,000 in such grants.

During the year 2022, the Company paid an amount of $221, due in regard to previous years.

As of March 31, 2023, and December 31, 2022, the Company had a liability to pay royalties in the amount of approximately $931 and $900, respectively.

NOTE 11 – SHAREHOLDERS’ EQUITY (*):

a.	Change in authorized stock

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009, 315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI did not change the Company’s authorized shares of common stock and preferred stock of 42,803,774 authorized shares of common stock., 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock.

c.	During January and February 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50. (Total of 10,690 common stock are held by the company as treasury shares)

d.	Share-based compensation:

1	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2023	96,458	$4.89	5.34
Granted	-	$-
Exercised	-	$-
Expired and forfeited	(435)	$40.0

Outstanding – March 31, 2023	96,023	$4.7	5.12
Exercisable – March 31, 2023	79,076	$2.1	4.22

See also Note 2 above regarding warrants granted to the underwriters upon the consummation of the IPO in consideration for their underwriting services.

NOTE 11 – SHAREHOLDERS’ EQUITY (*) (continued):

2)	Restricted Stock Units (*):

	March 31 2023
	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	59,200	$16.2
Granted during the period	-	-
Exercised during the period	-	-
Forfeited during the period	(1,200)	-
Outstanding as of March 31, 2023	58,000	$16.2

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(j).

NOTE 12 – BASIC AND DILUTED LOSS PER SHARE (*):

Basic net loss per share is computed using the weighted average number of shares of common stock and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible redeemable preferred stock, and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments. For further details on the effects on the instruments described below, please see note 2 above.

Options to purchase 96,023 and 87,317 shares of common stock at an average exercise price of $4.7 and $1.516 per share were outstanding as of March 31, 2023, and March 31, 2022, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSU’s to purchase 59,200 shares of common stock at an average grant date fair value of $16.2 per share were outstanding as of March 31, 2023 but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Redeemable convertible Preferred stock, which was convertible into 773,108 shares of common stock was outstanding as of March 31, 2022, but was not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

The convertible loan was not included in the calculation of the diluted loss per share as the loan was convertible into shares of common stock only upon the occurrence of a contingent event which had yet to occur as of March 31, 2022. For more details see note 8.

Warrants convertible into 25,624 of the Company’s Redeemable convertible preferred stock were outstanding as of March 31, 2022, but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

Warrants convertible into 7,305 and 7,736 of the Company’s common stock were outstanding as of March 31, 2023, and 2022, respectively, but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

Warrants convertible into 29,487 of the Company’s common stock were outstanding as of March 31, 2023, and December 31, 2022, but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(j).

NOTE 13 – ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

The following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months Ended March 31
	2023	2022
North America	625	568
Europe, the Middle East and Africa	971	1,203
Asia Pacific	252	97
	1,848	1,868

b.	Revenues from contract liability:

	March 31, 2023	December 31, 2022
Opening balance	$648	$673
Revenue recognized that was included in the contract liability balance at the beginning of the year	(141)	(593)
Additions	106	568
Remaining performance obligations	$613	$648

As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $613, and the Company will be recognized this revenue over the next 14 months.

c.	The Company’s long-lived assets are located as follows:

Property and Equipment, net:

	March 31, 2023	December 31, 2022
Israel	$72	$75
North America	4	5
	$76	$80

Operating lease right of use assets:

	March 31, 2023	December 31, 2022
Israel	$150	$260
North America	398	466
	$548	$726

NOTE 13 – ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

Three months ended March 31, 2023
Customer A	(*)42%	$774

Three months ended March 31, 2022
Customer A	59%	$1,114

(*)	Included in Europe, the Middle East and Africa.

The majority of the Company’s revenues are recognized at a point in time.

NOTE 14 – RELATED PARTY TRANSACTIONS:

a.	In March 2017, the Company issued a convertible loan to investors (see note 8). The Company’s CEO participated in the convertible loan in an amount of $26 and received identical terms and conditions as other investors of the convertible loan.

On May 17, 2022, the Company finalized its IPO offering (see Note 2) and the convertible loan was converted.

b.	In December 15, 2022, the Company issued 59,200 Restricted Stock Units (“RSUs”) to Directors, officers, consultants and employees. The CEO received an amount of 12,500, the CFO received an amount of 2,500 and the Directors 10,000 (*).

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(j).

NOTE 15 – SUBSEQUENT EVENTS:

a.	The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to identify matters that require additional disclosure. For its condensed consolidated financial statements as of March 31, 2023, and for the three months then ended, the Company evaluated subsequent events through May 12, 2023, the date that the condensed consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that require disclosure other than the below.

b.	On March 8, 2023 (the “Closing Date”), the Company’s Board of Directors approved an additional Reverse Stock Split in the ratio of ten-to-one. The Reverse Stock split became effective as of April 18, 2023. See note 3(j).

c.

On May 4, 2023, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 190,000 shares (the “Shares”) of common stock of the Company, $0.0001 par value (ii) 754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock and (iii) warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants” and collectively with the Shares and the Common Warrants, the “Securities”) for a purchase price of $3.705 per share of Common Stock and related Common Warrant or $3.7049 per Pre-Funded Warrant and related Common Warrant, for a total aggregate gross proceeds of approximately $3.5 million. The Offering closed on May 8, 2023. The Common Warrants have an exercise price of $3.58 per share, are exercisable immediately upon issuance and expire five and one-half years following the issuance.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the issuance and sale of the Securities. The Company has agreed to pay up to an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering. The Company also agreed to pay the placement agent $65,000 for non-accountable expenses and a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue to the placement agent, or its designees, unregistered warrants to purchase up to 7.0% of the aggregate number of the Shares and Pre-Funded Warrants sold to the Investor (or warrants to purchase up to 66,127 shares of Common Stock) at an exercise price per share of $4.6313 and a term of five and one-half years. (the “May 2023 Private Placement”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023 (referred to herein as the “Annual Report”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Annual Report and the Special Note Regarding Forward Looking Statements above.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Revenues	$1,848	$1,868
Cost of revenues	1,160	1,286
Gross profit	688	582
Research and development expenses, net	757	650
Sales and marketing, net	929	730
General and administrative, net	865	635
Operating loss	(1,863)	(1,433)
Interest expenses	(180)	(220)
Other Financial income (expenses), net	148	(2,986)
Net Comprehensive Loss for the period	$(1,895)	(4,639)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Our revenues for the three months ended March 31, 2023 amounted to $1.85 million, compared to $1.87 million for the three months ended March 31, 2022. The decrease from the corresponding period was primarily attributable to an increase of $212,000 of revenues generated from North America and Asia Pacific, offset by a decrease of $232,000 in revenues generated from Europe, the Middle East and Africa.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2023, amounted to $1.16 million compared to $1.29 million for the three months ended March 31, 2022. The decrease from the corresponding period was mainly due to a favorable product mix and lower logistics costs.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2023 amounted to $0.76 million compared to $0.65 million for the three months ended March 31, 2022. The increase was mainly due to an increase in payroll expense for research and development personnel in the amount of $59,000, and an increase in professional services related to research and development in the amount of $37,000.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2023 amounted to $0.9 million compared to $0.7 for the three months ended March 31, 2022. The increase from the corresponding period was mainly a result of our increased investments in sales and marketing, including in payroll expenses for additional personnel in the amount of $117,000, and increase in professional services expenses in the amount of $72,000 associated with an increase in our spending on marketing programs.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2023 amounted to $0.9 million compared to $0.6 million for the three months ended March 31, 2022. This increase was mainly due to payroll, insurance expenses and professional services expenses, in connection with our IPO completed in May 2022 and those costs associated with being a public company.

Operating Loss

Our operating loss for the three months ended March 31, 2023, was $1.9 million, compared to an operating loss of $1.4 million for the three months ended March 31, 2022. The increase was mainly due to higher expenses associated primarily with investment in sales and marketing and expenses attributed to the IPO completed in May 2022 and those costs associated with being a public company.

Other Financial expenses, net and interest expenses

Our financial income, net for the three months ended March 31, 2023, was $0.1 million (including $0.2 million interest expenses) compared to $3.2 million of financial expense, net (including $0.2 million interest expenses) for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company incurred financial expenses in connection with increases in fair value of various financial instruments prior to the IPO completed in May 2022, such as a convertible loan, note and warrants in the amount of $3.1 million.

 Net Loss

Our net loss for the three months ended March 31, 2023 was $1.9 million, compared to net loss of $4.6 million for the three months ended March 31, 2022. This decrease was primarily due to the decrease in financial expenses, resulting from the conversion of the financial instruments the Company had such as a convertible loan, note and warrants in the IPO completed in May 2022, offset by an increase in operating expenses mainly due to investment in sales and marketing, as well as expenses attributed to our IPO in May 2022 and expenses associated with being a public company.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended March 31, 2023	Three months Ended March 31, 2022
Revenues	$1,848	$1,868
GAAP net loss	(1,895)	(4,639)
Interest Expense	$180	$220
Other financial (income) expenses, net	(148)	2,986
Tax Expense	21	12
Fixed asset depreciation expense	7	10
Stock based compensation	95	14
Research and development, capitalization	146	142
Net change in operating lease assets and liabilities	-	10
Other one time costs and expenses	-	288
Non-GAAP Adjusted EBITDA	(1,594)	$(957)
GAAP net loss margin	(102.54)%	(248.35)%
Adjusted EBITDA margin	(84.12)%	(51.23)%

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

(U.S. dollars in thousands)	Three months Ended March 31, 2023	Three months Ended March 31, 2022
Revenues	$1,848	$1,868
Non-GAAP Adjusted EBITDA	(1,594)	(957)
as a percentage of revenues	(84.12)%	(51.23)%

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

We have incurred significant losses and negative cash flows from operations and incurred losses of $1.9 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, we had negative cash flows from operations of $1.7 million and $1.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $35.3 million. We had cash on hand (including short term deposits and restricted cash) of $2.4 million, and long-term deposits and restricted cash of $4.1 million, as of March 31, 2023. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

Our future capital requirements will be affected by many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs, repayment of principal of our existing credit line, working capital to support securing raw material supply and many other factors as described under “Risk Factors” in our Annual Report.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, and cannot generate significant recurring revenues, profit and cash flow provided by operating activity, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. However, such financing may not be available on favorable terms, or at all. In particular, the repercussions from the COVID 19 pandemic, inflation, economic uncertainty and a potential recession, as well as the war between Russia and the Ukraine, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, such as the May 2023 Private Placement, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Net cash used in operating activities	$(1,705)	$(1,307)
Net cash used in investing activities	(334)	(277)
Net cash used (provided by) in financing activities	(242)	1,718
Net change in cash	$(2,281)	$134

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $2.0 million compared to $4.3 million of cash, cash equivalents and restricted cash as of December 31, 2022.

Cash used in operating activities amounted to $1.7 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022. The increase in cash used in operating activities was mainly due to increase in operating expenses, as well as expenses associated with our IPO and being a public company.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2023, compared to cash used in investing activities of $0.3 million for the three months ended March 31, 2022. The increase from the corresponding period was mainly due to change in short and long-term deposits, related to depositing cash into company interest bearing bank deposits in part due to increased collateral provided to our manufacturers.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2023, compared to Net cash provided from financing activities $1.7 million for the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation and due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 29, 2023 were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Previously Identified Material Weakness and Plans to Remediate

In connection with the preparation of our financial statements as of and for the years ended December 31, 2022 and 2021 and as disclosed in our Annual Report, we identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient number of finance personnel to allow for adequate segregation of duties that had not been remediated as of December 31, 2022. We concluded that the material weakness in our internal control over financial reporting occurred because, prior to our IPO, as a private company we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weakness. We believe our remediation actions will be effective in remediating the material weakness identified, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness above is not remediated as of March 31, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Readers should carefully the risk factors set forth in the section titled “Risk Factors” included in our Annual Report. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, and including those set forth below, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business, including those listed below. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2023, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 190,000 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”), (ii) 754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock and (iii) warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants” and collectively with the Shares and the Common Warrants, the “Securities”) for a purchase price of $3.705 per share of Common Stock and related Common Warrant or $3.7049 per Pre-Funded Warrant and related Common Warrant, for a total aggregate gross proceeds of approximately $3.5 million. The Offering closed on May 8, 2023. The Common Warrants have an exercise price of $3.58 per share, are exercisable immediately upon issuance and expire five and one-half years following the issuance.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the issuance and sale of the Securities. The Company has agreed to pay up to an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering. The Company also agreed to pay Wainwright $65,000 for non-accountable expenses and a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue to Wainwright, or its designees, unregistered warrants to purchase up to 7.0% of the aggregate number of the Shares and Pre-Funded Warrants sold to the Investor (or warrants to purchase up to 66,127 shares of Common Stock) at an exercise price per share of $4.6313 and a term of five and one-half years (the “Placement Agent Warrant”). The Placement Agent Warrant and the shares of Common Stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
4.1	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2023).
4.2	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2023).
4.3	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2023).
10.1	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2023).
10.2	Form of Registration Rights Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2023).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: May 12, 2023	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)