Form 10-Q
period 2023-06-30
ACTELIS NETWORKS INC
filed 2023-08-24
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 22, 2023, 2,707,819 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our offering;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success of competing products or technologies that are or may become available;

●	our potential ability to obtain additional financing;

●	our ability to grow the business due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to maintain continued listing of our securities listed on the Nasdaq Capital Market;

●	our public securities’ potential liquidity and trading;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	our anticipated use of the proceeds from our initial public offering (“IPO”) and subsequent equity finncings; and

●	our financial performance following the date hereof.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2023

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	2,573	3,943
Short term deposits	809	1,622
Restricted bank deposits	454	451
Trade receivables, net of allowance for credit losses of $125 as of June 30, 2023, and December 31, 2022.	1,759	3,034
Inventories	1,808	1,179
Prepaid expenses and other current assets	470	678
TOTAL CURRENT ASSETS	7,873	10,907

NON-CURRENT ASSETS:
Property and equipment, net	70	80
Prepaid expenses	492	492
Restricted cash	2,214	336
Restricted bank deposits	2,213	2,027
Severance pay fund	231	239
Operating lease right of use assets	464	726
Long term deposits	17	12
TOTAL NON-CURRENT ASSETS	5,701	3,912

TOTAL ASSETS	13,574	14,819

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands except for share and per share amounts)

	June 30, 2023	December 31, 2022
Liabilities and redeemable convertible preferred stock, warrants to placement agent and shareholders’ equity
CURRENT LIABILITIES:
Current maturities of long-term loans	1,223	553
Warrants	8	8
Trade payables	1,918	1,781
Deferred revenues	493	484
Employee and employee-related obligations	772	793
Accrued royalties	996	900
Current maturities of operating lease liabilities	303	445
Other accrued liabilities	1,003	1,238
TOTAL CURRENT LIABILITIES	6,716	6,202
NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	3,456	4,625
Warrants	1,576	-
Deferred revenues	-	164
Operating lease liabilities	141	237
Accrued severance	264	278
Other long-term liabilities	32	48
TOTAL NON-CURRENT LIABILITIES	5,469	5,352
TOTAL LIABILITIES	12,185	11,554

COMMITMENTS AND CONTINGENCIES (Note 10)

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Redeemable convertible preferred stock - $0.0001 par value, 10,000,000 authorized as of June 30, 2023, December 31, 2022. None issued and outstanding as of June 30, 2023, December 31, 2022.	-	-

WARRANTS TO PLACEMENT AGENT (Note 11(e))	104	-
SHAREHOLDERS' EQUITY (**):
Common stock, $0.0001 par value: 3,000,000 shares authorized as of June 30, 2023, and December 31, 2022, respectively; 1,930,718 and 1,737,986 shares issued and outstanding as of June 30,2023 and December 31, 2022, respectively	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of June 30, 2023, and December 31, 2022, respectively; None issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.	-	-
Additional paid-in capital	38,174	36,666
Accumulated deficit	(36,890)	(33,402)
TOTAL SHAREHOLDERS’ EQUITY	1,285	3,265
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANTS TO PLACEMENT AGENT AND SHAREHOLDERS’ EQUITY	13,574	14,819

(**)	Adjusted to reflect reverse stock split, see note 3(f).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

REVENUES	1,896	3,081	3,744	4,949
COST OF REVENUES	1,264	1,159	2,424	2,445
GROSS PROFIT	632	1,922	1,320	2,504

OPERATING EXPENSES:
Research and development expenses, net	669	676	1,426	1,326
Sales and marketing expenses, net	712	837	1,641	1,567
General and administrative expenses, net	969	1,067	1,834	1,702
TOTAL OPERATING EXPENSES	2,350	2,580	4,901	4,595

OPERATING LOSS	(1,718)	(658)	(3,581)	(2,091)
Interest expense	(171)	(204)	(351)	(424)
Other Financial income (expenses), net	296	(792)	444	(3,778)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(1,593)	(1,654)	(3,488)	(6,293)

Net loss per share attributable to common shareholders – basic and diluted (*)	$(0.68)	$(1.74)	$(1.72)	$(10.9)
Weighted average number of common stock used in computing net loss per share – basic and diluted (*)	2,333,381	952,223	2,033,747	578,726

(*)	Adjusted to reflect reverse stock split, see note 3(f).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, WARRANTS TO PLACEMENT AGENT AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Warrants to Placement Agent	Redeemable Convertible Preferred Stock		Common Stock		Non-voting Common Stock				Total
	Amount	Number of shares (**)	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	Additional paid-in capital	Accumulated deficit	shareholders’ equity (deficiency)
BALANCE AS OF JANUARY 1, 2022	-	773,108	5,585	205,040	*	178,377	-	2,824	(22,420)	(19,596)
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2022:
Exercise of options into common stock		-	-	1,546	*	-	-	*	-	*
Share based compensation				-	-	-	-	14	-	14
Net comprehensive loss for the period				-	-	-	-	-	(4,639)	(4,639)
BALANCE AS OF March 31, 2022	-	773,108	5,585	206,586	*	178,377	-	2,838	(27,059)	(24,221)

Share based compensation	-	-	-	-	-	-	-	14	-	14
Conversion of convertible preferred stock to common stock upon initial public offering	-	(773,108)	(5,585)	773,108	1	-	-	5,584	-	5,585
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	-	-	-	421,250	*	-	-	14,675	-	14,675
Conversion of convertible loan to common stock upon initial public offering	-	-	-	163,816	*	-	-	6,553	-	6,553
Conversion of convertible note to common stock upon initial public offering	-	-	-	90,009	*	-	-	3,600	-	3,600
Conversion of warrants to common stock upon initial public offering	-	-	-	79,756	*	-	-	3,190	-	3,190
Redemption of non-voting common stock upon initial public offering	-	-	-	-	-	(178,377)	*	-	-	*
Repurchase of common stock	-	-	-	(2,770)	*	-	-	15	-	15
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,654)	(1,654)
BALANCE AS OF June 30, 2022	-	-	-	1,731,755	1	-	-	36,469	(28,713)	7,757

	Warrants to Placement Agent	Convertible Preferred Stock		Common Stock		Non-voting Common Stock				Total
	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	Additional paid-in capital	Accumulated deficit	shareholders’ equity (capital deficiency)
	U.S. dollars in thousands (except number of shares)
BALANCE AS OF JANUARY 1, 2023	-	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2023:
Share based compensation	-	-	-	-	-	-	-	95	-	95
Repurchase of common stock	-	-	-	(7,920)	*	-	-	(50)	-	(50)
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,895)	(1,895)
BALANCE AS OF March 31, 2023	-	-	-	1,730,066	1	-	-	36,711	(35,297)	1,415
Share based compensation		-	-	-	-	-	-	97	-	97
Issuance of common stock and pre-funded warrants upon private placement, net of underwriting commissions and other offering costs	104	-	-	190,000	*	-	-	1,356	-	1,356
Exercise of options into common stock	-	-	-	10,652	*	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,593)	(1,593)
BALANCE AS OF June 30, 2023	104	-	-	1,930,718	1	-	-	38,174	(36,890)	1,285

*	Represents an amount less than $1 thousands.

(**)	Adjusted to reflect reverse stock split, see note 3(f).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2023	2022
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(3,488)	(6,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	20
Changes in fair value related to warrants to lenders and investors	(396)	1,115
Warrant issuance costs	223	-
Inventories write-downs	97	80
Exchange rate differences	(226)	(739)
Share-based compensation	192	28
Changes in fair value related to convertible loan	-	1,648
Changes in fair value related to convertible note	-	1,753
Financial income from long term bank deposit	(64)	(4)
Changes in operating assets and liabilities:
Trade receivables	1,275	(962)
Net change in operating lease assets and liabilities	24	(82)
Inventories	(726)	(91)
Prepaid expenses and other current assets	208	(735)
Trade payables	137	(261)
Deferred revenues	(155)	227
Other current liabilities	(36)	378
Other long-term liabilities	(17)	136
Net cash used in operating activities	(2,939)	(3,782)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	810	(71)
Long term Restricted bank deposits	(125)	-
Long term deposits	(5)	-
Purchase of property and equipment	(3)	(16)
Net cash provided by (used in) investing activities	677	(87)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	10	*
Proceeds from common stocks, pre-funded warrants and warrants (see Note 11d)	3,500	-
Proceeds from initial public offering and private placement	-	18,712
Underwriting discounts and commissions and other offering costs	(291)	(2,175)
Repurchase of common stock	(50)	-
Repayment of long-term loan	(389)	(316)
Net cash provided by financing activities	2,780	16,221

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(10)	(739)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	508	12,352

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,279	795

BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	4,787	13,147

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Six months ended June 30,
	2023	2022
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	2,573	12,286
Restricted cash, current	-	770
Restricted cash, non-current	2,214	91
Total cash, cash equivalents and restricted cash	4,787	13,147

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$351	$424
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS: Issuance costs of common stock, pre-funded warrants and warrants	$104	-

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

c.	The Company has incurred significant losses and negative cash flows from operations and incurred losses of $3,488 and $10,982 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company had negative cash flows from operations of $2,939 and $7,768, respectively. As of June 30, 2023, the Company’s accumulated deficit was $36,890. The Company has funded its operations to date through equity financing and has cash on hand (including short term deposits and restricted bank deposits) of $3,836 and long-term deposits, restricted bank deposits and restricted cash of $4,444 as of June 30, 2023. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and the time in which it has to accomplish them and has determined that the Company has sufficient resources to meet its operating obligations for at least one year from the issuance date of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2– INITIAL PUBLIC OFFERING (*):

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

As a result of the IPO, the Company issued common stock in the transactions described below:

1)	Redeemable convertible preferred stock - the Company issued 773,108 shares of common stock on a one (1) for one (1) basis, pursuant to the conversion provisions of the Series A and Series B redeemable Convertible Preferred Stock agreements. Upon the conversion, the Company reclassified the redeemable Convertible Preferred stock at its carrying amount, from temporary equity, into shareholders’ equity.

2)	Convertible loan agreement (“CLA”) (see Note 8) – the Company issued 163,816 shares of common stock. pursuant to the conversion features of the loan agreement.

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

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $145. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.01%, a contractual term of 5 years, an expected dividend yield of 0% and a stock price at the issuance date of $19.50.

5)	The Company redeemed 178,377 shares of non-voting common stock at their par value, removing the stock from shareholders’ equity.

(*)	Adjusted to reflect reverse stock split, see note 3(f).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results that could be expected for the 2023 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

c)	Revenue recognition

The Company's products consist of hardware and an embedded software that function together to deliver the product's essential functionality. The embedded software is essential to the functionality of the Company's products. The Company's products are sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics, and access to on-site technical support personnel.

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

U.S. DOLLARS IN THOUSANDS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Sales of software with related services

The Company sells perpetual management software and term-based licenses for its management software together with related services. The perpetual management software stand-alone selling price is established by taking into consideration available information such as historical selling prices of the perpetual license, geographic location, and market conditions. For contracts that contain more than one identified performance obligation (a term-based license for its management software together with related services), the stand- alone selling price of a term-based license, is based on a ratio from the relevant perpetual management software stand-alone selling price. The stand-alone selling price of the related service is then determined by applying the residual method.

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

d)	Fair value of financial instruments

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table represents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

		Fair value measurements at June 30, 2023
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 9)	$8	$-	$-	$8

Warrants (See Note 11(d))	$1,576	$-	$-	$1,576

		Fair value measurements at December 31, 2022
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 9)	$8	$-	$-	$8

As of June 30, 2023, and December 31, 2022, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan, restricted cash and restricted bank deposits approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

e)	Concentration of risk

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

Credit risk with respect to trade receivables exists to the full extent of the amounts presented in the condensed consolidated financial statements.

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company has major customers, representing as follows:

1.	Customer A represented 26% and 5% of the Company Trade receivables balance as of June 30, 2023, and December 31, 2022, respectively.

2.	Customer B represented 14% and 3% of the Company Trade receivables balance as of June 30, 2023, and December 31, 2022, respectively.

3.	Customer C represented 13% and 29% of the Company Trade receivables balance as of June 30, 2023, and December 31, 2022, respectively.

4.	Customer D represented 0% and 23% of the Company Trade receivables balance as of June 30, 2023, and December 31, 2022, respectively.

5.	Customer E represented 0% and 10% of the Company Trade receivables balance as of June 30, 2023, and December 31, 2022, respectively.

The Company does not see any credit risk regarding the major trade receivable balance, as most of the remaining balance was paid off after the balance sheet date.

f)	Reverse split

On April 15, 2022, the Company’s Board of Directors approved a Reverse Stock Split in the ratio of forty-six to-one. The Reverse Stock split became effective as of May 2, 2022. On March 8 ,2023, the Company’s Board of Directors approved an additional Reverse Stock Split in the ratio of ten-to-one. The Reverse Stock split became effective as of April 18, 2023.

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

NOTE 4 - INVENTORIES:

	June 30, 2023	December 31, 2022
Raw materials	$969	$593
Finished goods	$839	$586
	$1,808	$1,179

Inventory write-downs totaled to $97 and $147 during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively.

NOTE 5 - LEASES:

The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expired on April 30, 2023. The Company did not have an option for extending the lease agreement. On May 15, 2023, the Company extended the lease agreement for an additional six months, until October 31, 2023. The lease payments are denominated in ILS and are indexed to the consumer price index.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 6 - LOANS:

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

b.	On December 9, 2020, the Company signed a new loan agreement with an Israeli based financial institution for a loan of up to 20 million NIS ("New Israeli Shekel") (an amount of $6,000) (the “New Loan”). The Company received $3,000 on December 2020, and additional $2,000 in January 2021. The loan bears interest of 9.6% per annum. The interest shall first be paid in 12 payments starting February 1, 2021. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal payments, plus a one-time interest payment after the 36th month.

As part of the loan agreement, the Company issued the new Lender warrants to acquire common stock in the amount of $1,500 (see Note 9 regarding the warrants granted).

In November 2021, the Company received additional funding in the amount of $1,000 from the New Lender. The loan bears interest of 9.6% per annum. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal monthly payments, plus a onetime interest payment after the 24th month. The Company increased the value of the warrant issued to the New Lender to $1,800 (see also Note 9). As of June 30, 2023, the total loan balance outstanding was $4,522 (including $1,215 current maturities).

The loan covenants (the “covenants”) include a debt to EBITDA minimum ratio or a coverage ratio of the loan by current assets.

On December 21, 2022, pursuant to the terms of the loan Agreement, the Company deposited $2 million to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the Agreement), to satisfy the required obligation associated with the loan agreement. An additional $2 million was deposited in the designated account by June 30, 2023.

As of June 30, 2023, the Company was in compliance with the covenants.

As of June 30, 2023, future payments are summarized as follows:

		New Loan	New Loan
	EIDL Loan	from December 2020 and January 2021- In NIS *	from November 2021 - In NIS *
2023 (**)	3	1,842($498)	351($95)
2024	9	5,567($1,504)	1,080($293)
2025	9	3,684($996)	704($190)
2026	9	3,684($996)	704($190)
2027	9	3,684($996)	704($190)
2028 and thereafter	130	307($82)	59($16)
Less- accumulated interest	(12)	(4,623) ($1,249)	(1,016) ($275)
Total	157	14,145($3,823)	2,586($699)

*	The exchange rate used in translation is $1 – 3.7 NIS.
**	excluding the six months ended June 30, 2023.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 - CONVERTIBLE NOTE:

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

The Company recorded other expense (income) associated with the Notes during the three and six months ended June 30, 2023, and June 30, 2022, in the amount of $0, $0, $678 and $1,753, respectively.

NOTE 8 - CONVERTIBLE LOAN:

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

The Company recorded other expense (income) associated with the CLA during the three and six months ended June 30, 2023, and June 30, 2022, in the amount of $0, $0, $682 and $1,648.

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

d)	On May 8, 2023, the Company completed a fund-raising round. Upon the consummation of the Offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. See note 11(d) and 11(e) for further details.

The table below shows the impact on the statement of comprehensive loss related to the warrants for the periods ended:

	June 30, 2023	December 31, 2022
Outstanding as of January 1	8	2,149
Additions	1,972	-
Fair value changes	(396)	1,049
Conversion to the Company’s common stock	-	(3,190)
Outstanding at the end of the period	1,584	8

The Company recorded other expense (income) during the three and six months ended June 30, 2023 and June 30, 2022, in the amount of $(396), $(396), $57 and $1,115, respectively, in connection with these warrants.

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest based on LIBOR. The Company may be required to pay royalties based on previous years funding in periods after June 30, 2023, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of June 30, 2023, the Company had received approximately $14,300 (approximately $15,500 including LIBOR) and repaid approximately $10,000 in such grants.

During the year ended December 31, 2022, the Company paid an amount of $221, due in regard to previous years.

As of June 30, 2023, and December 31, 2022, the Company had a liability to pay royalties in the amount of approximately $996 and $900, respectively.

NOTE 11 – SHAREHOLDERS’ EQUITY (*):

a.	Change in authorized stock

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009, 315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI did not change the Company’s authorized shares of common stock and preferred stock of 42,803,774 authorized shares of common stock., 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock.

c.	During January and February 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50. (Total of 10,690 common stock are held by the company as treasury shares).

d.	Offering of common stocks and warrants

On May 8, 2023, the Company completed a fund-raising round in a total gross amount of $3.5 million pursuant to which the Company agreed to issue and sell to Armistice Capital Master Fund Ltd. (the “Holder”) in a private placement (the “Offering”):

1.	190,000 shares of the Company’s common stock, $0.0001 par value;

2.	754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock for an exercise price of $0.0001 which are exercisable (either physically or on net-cash basis at the Holder’s discretion) immediately upon their issuance until their full exercise. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also has certain rights upon a fundamental transaction (as defined in the agreement) as specified in the agreement. The warrants were classified as equity pursuant to ASC 815-40.; and

3.	warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants”) for an exercise price of $3.58 which are exercisable (physically or upon occurrence of certain events on net-cash basis at the Holder’s discretion) immediately upon their issuance until November 8 2028. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

The Company determined that the Common Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of comprehensive loss.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – SHAREHOLDERS’ EQUITY (continued) (*):

The Common Warrants were recorded at fair value on May 8, 2023, at $1,972 and were remeasured at a fair value of $1,576 on June 30, 2023, and are classified as a long-term liability on the Condensed Consolidated Balance Sheet, and the residual value allocated to the common stock and pre-funded warrants are classified as equity.

The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.49%, a contractual term of 5.5 years and a stock price at the issuance date of $3.70.

The Company recorded other income (expenses) during the three and six months ended June 30, 2023, in the amount of $396, in connection with the revaluation of these warrants to their fair value.

e.	Offering Costs related to May 2023 fund-raising round

Upon the consummation of the Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $291. The Company has also granted to the Underwriter upon the consummation of the Offering, warrants to purchase up to 66,127 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 11d3.), except for the exercise price which reflect 125% of the share price in the Offering ($4.6313). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $104. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 56%, a risk-free rate of 3.29%, a contractual term of 5.5 years and a stock price at the issuance date of 3.58.

Out of the total offering costs, an amount of $223 related to the issuance of the Common Warrants was recognized as a financial expense in the Condensed Consolidated statement of comprehensive loss, and an amount of $172 related to the issuance of the Common stocks and the prefunded warrants was recognized in equity.

The allocation of total offering costs between the warrants, common stocks and prefunded warrants was in the same proportion as the allocation of the total proceed from the offering.

During July and August 2023, the Holder elected to exercise 754,670 of the pre-funded warrant. See note 15b.

f.	Share-based compensation:

1)	A summary of the Company's share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2023	96,458	$4.89	5.34
Granted	-	$-
Exercised	(2,315)	$0.89
Expired and forfeited	(435)	$40.0

Outstanding – June 30, 2023	93,708	$4.81	4.89
Exercisable – June 30, 2023	77,759	$2.36	4.02

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – SHAREHOLDERS’ EQUITY (continued) (*):

See also Note 2 above regarding warrants granted to the underwriters upon the consummation of the IPO in consideration for their underwriting services.

2)	Restricted Stock Units (*):

During the six months ended June 30, 2023, the Company issued 32,100 RSUs to officers and employees.

The RSUs are vested over a three-year period.

The grant-date fair value of the RSUs granted was based on the Company’s common stock price at the time of grant.

The following table summarize information as of June 30, 2023, regarding the number of RSUs outstanding:

	June 30, 2023
	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	59,200	$16.2
Granted during the period	32,100	3.24
Exercised during the period	(8,337)	29.85
Forfeited during the period	(1,600)	4.8
Outstanding as of June 30, 2023	81,363	$11.65

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

NOTE 12 - BASIC AND DILUTED LOSS PER SHARE (*):

Basic net loss per share is computed using the weighted average number of shares of common stock and pre-funded warrants and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible redeemable preferred stock, and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments. For further details on the effects on the instruments described below, please see note 2 above.

Options to purchase 93,708 and 86,701 shares of common stock at an average exercise price of $4.81 and $1.21 per share were outstanding as of June 30, 2023, and June 30, 2022, respectively,

but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSU’s to purchase 81,363 shares of common stock at an average grant date fair value of $11.65 per share were outstanding as of June 30, 2023, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants convertible into 1,047,589 and 7,736 of the Company’s common stock were outstanding as of June 30, 2023, and 2022 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 13 - REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
North America	$784	$2,086	$1,409	$2,654
Europe, the Middle East and Africa	932	790	1,903	1,993
Asia Pacific	180	205	432	302
	$1,896	$3,081	$3,744	$4,949

b.	Revenues from contract liability:

	June 30, 2023	December 31, 2022
Opening balance	$648	$673
Revenue recognized that was included in the contract liability balance at the beginning of the year	(400)	(593)
Additions	245	568
Remaining performance obligations	$493	$648

As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $493, and the Company will recognize this revenue over the next 11 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended June 30, 2023		Six months ended June 30, 2023
Customer A (*)	8%	$143	25%	$917
Customer B (*)	16%	$305	8%	$305
Customer C (*)	11%	$199	8%	$309
Customer D (*)	11%	$196	7%	$270

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 13 - REVENUES (continued) (*):

	Three months ended June 30, 2022		Six months ended June 30, 2022
Customer A	34%	$999	34%	$1,644
Customer B (*)	18%	$530	21%	$999
Customer C	17%	$506	13%	$639

(*)	Included in Europe, the Middle East and Africa.

The majority of the Company's revenues are recognized at a point in time.

NOTE 14 – RELATED PARTY TRANSACTIONS:

a.	In March 2017, the Company issued a convertible loan to investors (see note 8). The Company’s CEO participated in the convertible loan in an amount of $26 and received identical terms and conditions as other investors of the convertible loan.

On May 17, 2022, the Company finalized its IPO offering (see Note 2) and the convertible loan was converted.

b.	On December 15, 2022, the Company issued 59,200 Restricted Stock Units (“RSUs”) to Directors, officers, consultants, and employees. The CEO received an amount of 12,500, the CFO received an amount of 2,500 and the Directors 10,000 (*).

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

NOTE 15 - SUBSEQUENT EVENTS:

a.	The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to identify matters that require additional disclosure. For its condensed consolidated financial statements as of June 30, 2023, and for the three and six months then ended, the Company evaluated subsequent events through August 24, 2023, the date that the condensed consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that require disclosure other than the below.

b.	During July and August, 2023, the Holder of the private placement (see note 11d) decided to exercise 754,670 of the pre-funded warrant. The total exercise price in the amount of $75.5 will be paid in cash.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues	$1,896	$3,081	3,744	$4,949
Cost of revenues	1,264	1,159	2,424	2,445
Gross profit	632	1,922	1,320	2,504
Research and development expenses, net	669	676	1,426	1,326
Sales and marketing, net	712	837	1,641	1,567
General and administrative, net	969	1,067	1,834	1,702
Operating loss	(1,718)	(658)	(3,581)	(2,091)
Interest expenses	(171)	(204)	(351)	(424)
Other Financial income (expenses), net	296	(792)	444	(3,778)
Net Comprehensive Loss for the period	(1,593)	(1,654)	$(3,488)	$(6,293)

Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022

Revenues

Our revenues for the three months ended June 30, 2023 amounted to $1.9 million, compared to $3.1 million for the three months ended June 30, 2022. The decrease from the corresponding period was primarily attributable to a decrease of $1.3 million of revenues generated from North America and Asia Pacific, offset by an increase of $0.1 million in revenues generated from Europe, the Middle East and Africa.

Our revenues for the six months ended June 30, 2023, amounted to $3.74 million, compared to $4.95 million for the six months ended June 30, 2022. The decrease from the corresponding period was primarily attributable to a decrease of $1.3 million in revenues generated from North America and Europe, the Middle East and Africa, offset by an increase of $0.1 million in revenues generated from Asia Pacific.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2023, amounted to $1.3 million compared to $1.2 million for the three months ended June 30, 2022. The increase from the corresponding period was primarily attributable to change in the product mix.

Our cost of revenues for the six months ended June 30, 2023 amounted to $2.4 million compared to $2.45 million for the six months ended June 30, 2022.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2023, amounted to $0.7 million compared to $0.7 million for the three months ended June 30, 2022.

Our research and development expenses for the six months ended June 30, 2023, amounted to $1.4 million compared to $1.3 million for the six months ended June 30, 2022. The increase was mainly due to an increase in payroll expenses for research and development personnel in the amount of $25,000, and an increase in professional services related to research and development in the amount of $51,000.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended June 30, 2023, amounted to $0.7 million compared to $0.8 for the three months ended June 30, 2022. The decrease was mainly due to a decrease in commission expenses.

Our sales and marketing expenses for the six months ended June 30, 2023, amounted to $1.6 million compared to $1.6 for the six months ended June 30, 2022.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2023 amounted to $0.97 million compared to $1.07 million for the three months ended June 30, 2022. The decrease is driven by cost reduction measures.

Our general and administrative expenses for the six months ended June 30, 2023, amounted to $1.8 million compared to $1.7 million for the six months ended June 30, 2023. This increase was mainly due to payroll, insurance expenses and professional services expenses, in connection with our IPO completed in May 2022 and those costs associated with being a public company.

Operating Loss

Our operating loss for the three months ended June 30, 2023, was $1.7 million, compared to an operating loss of $0.7 million for the three months ended June 30, 2022. The increase was mainly due to the decrease in revenues and gross margin.

Our operating loss for the six months ended June 30, 2023, was $3.6 million, compared to an operating loss of $2.1 million for the six months ended June 30, 2022. The increase was mainly due to the decreases in revenues and gross margin.

Financial Expenses, Net

Our financial income, net for the three months ended June 30, 2023 was $0.1 million (including $0.2 million interest expenses) compared to financial expenses, net of $1.0 million (including $0.2 million interest expenses) for the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company recorded financial income in connection with a decrease in fair value of warrants in the amount of $0.4 million, compared to an increase in fair value of various financial instruments prior to the IPO completed in May 2022, such as a convertible loan, note and warrants in the amount of $1.4 million, for the three months ended June 30, 2022. In addition, the Company recorded income in the amount of $0.1 from exchange rate differences during the three months ended June 30, 2023, compared to $0.5 million, during the three months ended June 30, 2022.

Our financial income, net for the six months ended June 30, 2023, was $0.1 million (including $0.35 million interest expenses) compared to financial expenses, net of $4.2 million (including $0.4 million interest expenses) for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company recorded financial income in connection with a decrease in fair value of warrants in the amount of $0.4 million, compared to an increase in fair value of various financial instruments prior to the IPO completed in May 2022, such as a convertible loan, note and warrants in the amount of $4.5 million. In addition, the Company recorded income in the amount of $0.25 million from exchange rate differences, compared to $0.65 during the three months ended June 30, 2022.

Net Loss

Our net loss for the three months ended June 30, 2023, was $1.6 million, compared to net loss of $1.7 million for the three months ended June 30, 2022.

Our net loss for the six months ended June 30, 2023, was $3.5 million, compared to net loss of $6.3 million for the six months ended June 30, 2022. This decrease was primarily due to the decrease in revenues and gross margin as well as a decrease in financial expenses, resulting from the conversion of the financial instruments the Company had such as a convertible loan, note and warrants from the IPO completed in May 2022.

Non-GAAP adjusted EBITDA

(U.S. dollars in thousands)	Three months Ended June 30, 2023	Three months Ended June 30, 2022	Six months Ended June 30, 2023	Six months Ended June 30, 2022
Revenues	$1,896	$3,081	$3,744	$4,949
GAAP net loss	(1,593)	(1,654)	(3,488)	(6,293)
Interest Expense	171	204	351	424
Other Financial expenses (income), net	(296)	792	(444)	3,778
Tax Expense	19	62	40	74
Fixed asset depreciation expense	6	10	13	20
Stock based compensation	97	14	192	28
Research and development, capitalization	112	138	258	280
Other one-time costs and expenses	223	513	223	801
Non-GAAP Adjusted EBITDA	(1,261)	79	(2,855)	(888)
GAAP net loss margin	(84.02)%	(53.67)%	(93.16)%	(127.2)%
Adjusted EBITDA margin	(66.51)%	2.6%	(76.25)%	(17.94)%

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

	For the three months ended June 30		For the six months ended June 30
(U.S. dollars in thousands)	2023	2022	2023	2022
Revenues	$1,896	$3,081	$3,744	$4,949

Non-GAAP Adjusted EBITDA	(1,261)	79	(2,855)	(888)

As a percentage of revenues	(66.51)%	2.6%	(76.25)%	(17.94)%

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

We have incurred significant losses and negative cash flows from operations and incurred losses of $3.5 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, and 2022, we had negative cash flows from operations of $2.9 million and $3.8 million, respectively. As of June 30, 2023, we had an accumulated deficit of $36.9 million. We had cash on hand (including short term deposits and restricted bank deposit) of $3.8 million, and long-term deposits, restricted bank deposits and restricted cash of $4.4 million, as of June 30, 2023. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, and cannot generate significant recurring revenues, profit and cash flow provided by operating activity, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. However, such financing may not be available on favorable terms, or at all. In particular, the repercussions from inflation, economic uncertainty and a potential recession, as well as the war between Russia and the Ukraine, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, such as the May 2023 Private Placement (as defined below), our business, financial condition and results of operations could be adversely affected.

Equity Financings

On May 4, 2023, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “May 2023 Private Placement”) (i) 190,000 shares (the “Shares”) of Common Stock, (ii) 754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock and (iii) warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants” and collectively with the Shares and the Common Warrants, the “Securities”) for a purchase price of $3.705 per share of Common Stock and related Common Warrant or $3.7049 per Pre-Funded Warrant and related Common Warrant, for a total aggregate gross proceeds of approximately $3.5 million. The Offering closed on May 8, 2023. The Common Warrants have an exercise price of $3.58 per share, are exercisable immediately upon issuance and expire five and one-half years following the issuance.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the issuance and sale of the Securities. The Company has agreed to pay up to an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering. The Company also agreed to pay Wainwright $65,000 for non-accountable expenses and a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company has also granted to the Underwriter upon the consummation of the Offering, warrants to purchase up to 66,127 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 11d3 to the condensed consolidated financial statements), except for the exercise price which reflect 125% of the share price in the Offering ($4.6313).

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash used in operating activities	$(2,939)	$(3,782)
Net cash provided by (used in) investing activities	677	(87)
Net cash provided by financing activities	2,780	16,221
Net change in cash	$518	$12,352

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $4.8 million compared to $13.1 million of cash, cash equivalents and restricted cash as of June 30, 2022.

Operating Activities

Cash used in operating activities amounted to $2.9 million for the six months ended June 30, 2023, compared to $3.8 for the six months ended June 30, 2022. The decrease in cash used in operating activities was mainly due to decrease in trade receivables, offset by an increase in inventories.

Investing Activities

Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2023, compared to cash used in investing activities of $0.09 for the six months ended June 30, 2022. The increase from the corresponding period was mainly due to changes in short term deposits.

Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2023, compared to $16.2 million for the six months ended June 30, 2022. The cash flow from financing activities for the six months ended June 30, 2023, resulted from proceeds from a private placement which closed on May 4, 2023 – see note 11(d) to the condensed consolidated financial statements. The cash flow from financing activities for the six months ended June 30, 2022, resulted from proceeds from the Company’s IPO in the amount of $15.4, net of underwriting discounts and commissions and other offering costs of $1.0 million. In addition, the increase is related to the private placement first and second closing. See notes 2 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weakness. We believe our remediation actions will be effective in remediating the material weakness identified, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness above is not remediated as of June 30, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: August 24, 2023	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: August 24, 2023	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)