Form 10-Q
period 2023-09-30
ACTELIS NETWORKS INC
filed 2023-11-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 13, 2023, 2,716,436 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our offering;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success of competing products or technologies that are or may become available;

●	our potential ability to obtain additional financing;

●	our ability to grow the business due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to maintain continued listing of our securities listed on the Nasdaq Capital Market;

●	our public securities’ potential liquidity and trading;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	our ability to successfully execute on our future operating plans as a going concern;

●	our anticipated use of the proceeds from our initial public offering (“IPO”) and subsequent equity financings; and

●	our financial performance following the date hereof.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2023

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	682	3,943
Short term deposits	254	1,622
Restricted bank deposits	450	451
Trade receivables, net of allowance for credit losses of $125 as of September 30, 2023, and December 31, 2022.	715	3,034
Inventories	2,698	1,179
Prepaid expenses and other current assets	616	678
TOTAL CURRENT ASSETS	5,415	10,907

NON-CURRENT ASSETS:
Property and equipment, net	66	80
Prepaid expenses	592	492
Restricted cash	2,407	336
Restricted bank deposits	2,036	2,027
Severance pay fund	225	239
Operating lease right of use assets	403	726
Long term deposits	14	12
TOTAL NON-CURRENT ASSETS	5,743	3,912

TOTAL ASSETS	11,158	14,819

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands except for share and per share amounts)

	September 30, 2023	December 31, 2022
Liabilities and redeemable convertible preferred stock, warrants to placement agent and shareholders’ equity
CURRENT LIABILITIES:
Current maturities of long-term loans	1,229	553
Warrants	8	8
Trade payables	2,192	1,781
Deferred revenues	386	484
Employee and employee-related obligations	732	793
Accrued royalties	924	900
Current maturities of operating lease liabilities	255	445
Other accrued liabilities	905	1,238
TOTAL CURRENT LIABILITIES	6,631	6,202

NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	3,175	4,625
Deferred revenues	-	164
Operating lease liabilities	129	237
Accrued severance	256	278
Other long-term liabilities	25	48
TOTAL NON-CURRENT LIABILITIES	3,585	5,352
TOTAL LIABILITIES	10,216	11,554
COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Redeemable convertible preferred stock - $0.0001 par value, 10,000,000 authorized as of September 30, 2023, December 31, 2022. None issued and outstanding as of September 30, 2023, December 31, 2022.	-	-

WARRANTS TO PLACEMENT AGENT (Note 11(e))	104	-
SHAREHOLDERS’ EQUITY (**):
Common stock, $0.0001 par value: 30,000,000 shares authorized as of September 30, 2023, and December 31, 2022; 2,694,179 and 1,737,986 shares issued and outstanding as of September 30,2023 and December 31, 2022, respectively	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of September 30, 2023, and December 31, 2022, None issued and outstanding as of September 30, 2023, and December 31, 2022.	-	-
Additional paid-in capital	38,594	36,666
Accumulated deficit	(37,757)	(33,402)
TOTAL SHAREHOLDERS’ EQUITY	838	3,265
TOTAL LIABILITIES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANTS TO PLACEMENT AGENT AND SHAREHOLDERS’ EQUITY	11,158	14,819

(**)	Adjusted to reflect reverse stock split, see note 3(f).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022		2023		2022

REVENUES	845		1,348		4,589		6,297
COST OF REVENUES	619		813		3,043		3,258
GROSS PROFIT	226		535		1,546		3,039

OPERATING EXPENSES:
Research and development expenses, net	691		723		2,117		2,049
Sales and marketing expenses, net	691		790		2,332		2,357
General and administrative expenses, net	971		1,028		2,805		2,730
TOTAL OPERATING EXPENSES	2,353		2,541		7,254		7,136

OPERATING LOSS	(2,127)		(2,006)		(5,708)		(4,097)
Interest expense	(161)		(198)		(512)		(622)
Other Financial income (expenses), net	1,421		(3)		1,865		(3,781)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(867)		(2,207)		(4,355)		(8,500)

Net loss per share attributable to common shareholders – basic and diluted	$(0.32)	$	(*) (1.27)	$	(*) (1.93)	$	(*) (8.77)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	2,685,626		(*) 1,731,753		(*) 2,254,235		(*) 968,721

(*)	Adjusted to reflect reverse stock split, see note 3(f).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANTS TO PLACEMENT AGENT AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Warrants To Placement Agent	Redeemable Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholders’
	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	paid-in capital	Accumulated deficit	equity (deficiency)
BALANCE AS OF JANUARY 1, 2022	-	773,108	5,585	205,040	*	178,377	-	2,824	(22,420)	(19,596)
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2022:
Exercise of options into common stock		-	-	1,546	*	-	-	*	-	*
Share based compensation				-	-	-	-	14	-	14
Net comprehensive loss for the period				-	-	-	-	-	(4,639)	(4,639)
BALANCE AS OF March 31, 2022	-	773,108	5,585	206,586	*	178,377	-	2,838	(27,059)	(24,221)

Share based compensation	-	-	-	-	-	-	-	14	-	14
Conversion of convertible preferred stock to common stock upon initial public offering	-	(773,108)	(5,585)	773,108	1	-	-	5,584	-	5,585
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	-	-	-	421,250	*	-	-	14,675	-	14,675
Conversion of convertible loan to common stock upon initial public offering	-	-	-	163,816	*	-	-	6,553	-	6,553
Conversion of convertible note to common stock upon initial public offering	-	-	-	90,009	*	-	-	3,600	-	3,600
Conversion of warrants to common stock upon initial public offering	-	-	-	79,756	*	-	-	3,190	-	3,190
Redemption of non-voting common stock upon initial public offering	-	-	-	-	-	(178,377)	*	-	-	*
Repurchase of common stock	-	-	-	(2,770)	*	-	-	15	-	15
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,654)	(1,654)
BALANCE AS OF June 30, 2022	-	-	-	1,731,755	1	-	-	36,469	(28,713)	7,757

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANTS TO PLACEMENT AGENT AND SHAREHOLDERS’ EQUITY (continued)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Warrants To Placement Agent	Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholders’
	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	paid-in capital	Accumulated deficit	equity (capital deficiency)
	U.S. dollars in thousands (except number of shares)
Share based compensation	-	-	-	-	-	-	-	13	-	13
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(2,207)	(2,207)
BALANCE AS OF September 30, 2022	-	-	-	1,731,755	1	-	-	36,482	(30,920)	5,563

BALANCE AS OF JANUARY 1, 2023	-	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
CHANGES DURING THE FIRST QUARTER ENDED March 31, 2023:
Share based compensation	-	-	-	-	-	-	-	95	-	95
Repurchase of common stock	-	-	-	(7,920)	*	-	-	(50)	-	(50)
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,895)	(1,895)
BALANCE AS OF March 31, 2023	-	-	-	1,730,066	1	-	-	36,711	(35,297)	1,415
Share based compensation		-	-	-	-	-	-	97	-	97
Issuance of common stock and pre-funded warrants upon private placement, net of underwriting commissions and other offering costs	104	-	-	190,000	*	-	-	1,356	-	1,356
Exercise of options into common stock	-	-	-	10,652	*	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,593)	(1,593)
BALANCE AS OF June 30, 2023	104	-	-	1,930,718	1	-	-	38,174	(36,890)	1,285
Share based compensation	-	-	-	-	-	-	-	106	-	106
Exercise of options into common stock	-	-	-	8,791	*	-	-	*	-	*
Exercise of pre-funded warrants into common stock	-	-	-	754,670	*	-	-	*	-	*
Reclassification of warrants from liabilities to equity (see note (11(d))	-	-	-	-	-	-	-	314	-	314
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(867)	(867)
BALANCE AS OF September 30, 2023	104	-	-	2,694,179	1	-	-	38,594	(37,757)	838

*	Represents an amount less than $1 thousands.

(**)	Adjusted to reflect reverse stock split, see note 3(f).

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(4,355)	(8,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	29
Changes in fair value related to warrants to lenders and investors	(1,658)	1,068
Warrant issuance costs	223	-
Inventories write-downs	132	106
Exchange rate differences	(365)	(798)
Share-based compensation	298	41
Changes in fair value related to convertible loan	-	1,648
Changes in fair value related to convertible note	-	1,753
Financial income from short and long term bank deposit	(78)	-
Changes in operating assets and liabilities:
Trade receivables	2,319	37
Net change in operating lease assets and liabilities	25	(62)
Inventories	(1,651)	(271)
Prepaid expenses and other current assets	62	(251)
Long term prepaid expenses	(100)	(245)
Trade payables	411	(1,067)
Deferred revenues	(262)	145
Other current liabilities	(185)	406
Other long-term liabilities	(30)	185
Net cash used in operating activities	(5,194)	(5,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1,363	(68)
Long term Restricted bank deposits	75	-
Long term deposits	(2)	-
Purchase of property and equipment	(6)	(34)
Net cash provided by (used in) investing activities	1,430	(102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	10	*
Proceeds from issuance of common stocks, pre-funded warrants and warrants (see Note 11d)	3,500	-
Proceeds from initial public offering and private placement	-	18,712
Underwriting discounts and commissions and other offering costs	(291)	(2,175)
Repurchase of common stock	(50)	-
Repayment of long-term loan	(583)	(509)
Net cash provided by financing activities	2,586	16,028
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12)	46

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,190)	10,150
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	4,279	795
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	3,089	10,945

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	682	10,206
Restricted cash, current	-	650
Restricted cash, non-current	2,407	89
Total cash, cash equivalents and restricted cash	3,089	10,945

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$512	$626

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs of common stock, pre-funded warrants and warrants	$104	-
Reclassification of warrants from liability to equity upon amendment to private placement agreement (see Note 11(d))	$314	$-

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

The duration and extent of any future epidemic or pandemic and its potential effect on the Company depends on future developments that cannot be accurately predicted at this time.

c.	The Company has incurred significant losses, negative working capital and negative cash flows from operations and incurred losses of $4,355 and $10,982 for the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively. During the nine months ended September 30, 2023, and the year ended December 31, 2022, the Company had negative cash flows from operations of $5,194 and $7,768, respectively. As of September 30, 2023, the Company’s accumulated deficit was $37,757. The Company has funded its operations to date through equity and debt financing and has cash on hand (including short term deposits and restricted bank deposits) of $1,386 and long-term deposits, restricted bank deposits and restricted cash of $4,457 as of September 30, 2023. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations, as well as adjustments to its cost structure that were done year to date. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing including debt refinancing which shall release restricted cash, then it will need to execute additional cost reduction actions that were planned. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these condensed consolidated financial statements. These factors and the risk inherent in the Company's operations raise a substantial doubt as to the Company's ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results that could be expected for the 2023 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s products consist of hardware and an embedded software that function together to deliver the product’s functionality. The embedded software is essential to the functionality of the Company’s products. The Company’s products are sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics, and access to on-site technical support personnel.

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

		Fair value measurements at September 30, 2023
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 9)	$8	$-	$-	$8

		Fair value measurements at December 31, 2022
Description	Total	Level 1	Level 2	Level 3

Liabilities:
Warrants (See Note 9)	$8	$-	$-	$8

As of September 30, 2023, and December 31, 2022, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan, restricted cash and restricted bank deposits approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

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

Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company has major customers, representing as follows:

1.	Customer A represented 24% and 3% of the Company Trade receivables balance as of September 30, 2023, and December 31, 2022, respectively.

2.	Customer B represented 24% and 5% of the Company Trade receivables balance as of September 30, 2023, and December 31, 2022, respectively.

3.	Customer C represented 0% and 29% of the Company Trade receivables balance as of September 30, 2023, and December 31, 2022, respectively.

4.	Customer D represented 0% and 23% of the Company Trade receivables balance as of September 30, 2023, and December 31, 2022, respectively.

5.	Customer E represented 0% and 10% of the Company Trade receivables balance as of September 30, 2023, and December 31, 2022, respectively.

The Company does not see any credit risk regarding the major trade receivable balance, as most of the remaining balance was paid off after the balance sheet date.

f)	Reverse stock split

On April 15, 2022, the Company’s Board of Directors approved a Reverse Stock Split in the ratio of forty-six to-one. The Reverse Stock split became effective as of May 2, 2022. On March 8, 2023, the Company’s Board of Directors approved an additional Reverse Stock Split in the ratio of ten-to-one. The Reverse Stock split became effective as of April 18, 2023.

The Company accounted for the Reverse Stock Splits on a retroactive basis pursuant to ASC 260. As a result, all common stock, Non-voting Common stock, redeemable Convertible Preferred stock, warrants, RSUs and options outstanding and exercisable for common stock, exercise prices and loss per share amounts have been adjusted, on a retroactive basis, for all periods presented in these condensed consolidated financial statements and the applicable disclosures, to reflect such Reverse Stock Splits.

g)	New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments to introduce a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. Under the new standard, an entity is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASC 326 on January 1, 2023, and there was no material impact on the Company’s consolidated balance sheet and the consolidated statements of operations upon adoption.

NOTE 4 – INVENTORIES:

	September 30, 2023	December 31, 2022
Raw materials	$764	$593
Finished goods	$1,934	$586
	$2,698	$1,179

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 4 – INVENTORIES (continued):

Inventory write-downs amounted to $132 and $106 during the nine months ended September 30, 2023, and 2022, respectively. Inventory write-downs amounted to $35 and $26 during the three months ended September 30, 2023, and 2022, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 5 – LEASES:

The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which expired on April 30, 2023. The Company did not have an option for extending the lease agreement. On May 15, 2023, the Company extended the lease agreement for an additional six months, until October 31, 2023. On October 30, 2023, the Company extended the lease agreement for an additional two months, until December 31, 2023. The lease payments are denominated in NIS and are indexed to the consumer price index.

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

In November 2021, the Company received additional funding in the amount of $1,000 from the New Lender. The loan bears interest of 9.6% per annum. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal monthly payments, plus a onetime interest payment after the 24th month. The Company increased the value of the warrant issued to the New Lender to $1,800 (see also Note 9). As of September 30, 2023, the total loan balance outstanding was $4,249 (including $1,220 current maturities).

The loan covenants (the “covenants”) include a debt to EBITDA minimum ratio or a coverage ratio of the loan by current assets.

On December 21, 2022, pursuant to the terms of the loan Agreement, the Company deposited $2 million to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the Agreement), to satisfy the required obligation associated with the loan agreement. An additional $2 million was deposited in the designated account during the nine months ended September 30, 2023.

As of September 30, 2023, the Company was in compliance with the covenants.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 6 – LOANS (continued):

As of September 30, 2023, future payments are summarized as follows:

		New Loan	New Loan
	EIDL Loan	from December 2020 and January 2021- In NIS *	from November 2021 - In NIS *
2023 (**)	2	921($241)	234($61)
2024	9	5,567($1,456)	1,080($282)
2025	9	3,684($963)	704($184)
2026	9	3,684($963)	704($184)
2027	9	3,684($963)	704($184)
2028 and thereafter	130	307($80)	59($15)
Less- accumulated interest	(12)	(4,123)($1,077)	(961)($250)
Total	156	13,724($3,589)	2,524($660)

*	The exchange rate used in translation is $1 – 3.824 NIS.
**	excluding the nine months ended September 30, 2023.

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

The Company recorded other expense (income) associated with the Notes during the three and nine months ended September 30, 2023, and September 30, 2022, in the amount of $0, $0, $0 and $1,753, respectively.

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

The Company recorded other expense (income) associated with the CLA during the three and nine months ended September 30, 2023, and September 30, 2022, in the amount of $0, $0, $0 and $1,648.

NOTE 9 – WARRANTS:

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

Additionally, in connection with the consummation of the IPO and the change of the type of the stock from redeemable preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of September 30, 2023. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares.

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

NOTE 9 – WARRANTS (continued):

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

d)	On May 8, 2023, the Company completed a fund-raising round. Upon the consummation of the Offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. See note 11(d) and 11(e) for further details.

The table below shows the impact on the statement of comprehensive loss related to the warrants for the periods ended:

	September 30, 2023	December 31, 2022
Outstanding as of January 1	8	2,149
Additions	1,972	-
Fair value changes	(1,726)	1,049
Warrants amendment	68
Conversion to the Company’s common stock	-	(3,190)
reclassification to equity (see note (11(d))	(314)	-
Outstanding at the end of the period	8	8

The Company recorded other expense (income) during the three and nine months ended September 30, 2023, and September 30, 2022, in the amount of $(1,330), $(1,726), $(47) and $1,068, respectively, in connection with these warrants.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after September 30, 2023, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of September 30, 2023, the Company had received approximately $14,300 (approximately $15,668 including interest) and repaid approximately $10,275 in such grants.

During the nine months ended September 30, 2023, and the year ended December 31, 2022, the Company paid an amount of $73 and $221, respectively, due in regard to previous years.

As of September 30, 2023, and December 31, 2022, the Company had a liability to pay royalties in the amount of approximately $924 and $900, respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – SHAREHOLDERS’ EQUITY (*):

a.	Change in authorized stock

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stock to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009, 315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI did not change the Company’s authorized shares of common stock and preferred stock of 42,803,774 authorized shares of 30,000,000 common stock., 2,803,774 shares of non-voting common stock and 10,000,000 shares of preferred stock.

c.	During January and February 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50. (Total of 10,690 common stock are held by the company as treasury shares).

d.	Offering of common stocks and warrants

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

The Common Warrants were recorded at fair value on May 8, 2023, at $1,972 and were classified as a long-term liability on the Condensed Consolidated Balance Sheet, and the residual value allocated to the common stock and pre-funded warrants which were classified as equity.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – SHAREHOLDERS’ EQUITY (*) (continued):

The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.49%, a contractual term of 5.5 years and a stock price at the issuance date of $3.70.

On September 30, 2023, the Company remeasured the common warrants at a fair value of $246.

The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 4.60%, a contractual term of 5.1 years and a stock price $1.10.

The Company recorded other financial income (expenses) during the three and nine months ended September  30, 2023, in the amount of $1,330 and $1,726, respectively, in connection with the revaluation of these warrants to their fair value.

On September 30, 2023, the Company and the Holder entered into a Common warrants amendment agreement (the “Amendment”) to amend those Common warrants to purchase up to 944,670 shares of the Company’s common stock, par value $0.0001 issued to the Holder. The Amendment makes certain adjustment to the definition of a “Fundamental Transaction” in Common Warrants agreement. Additionally, as of November 8, 2023, the Amendment increases the number of Common Warrants to include an additional 55,000 Common warrants and changes the exercise price of the Common Warrants to $2.75.

The Company reclassified the Common warrants as equity based on the guidance provided under ASC 815-40, due to the adjustments stated in the amendment.

As of the date of the amendment of the Common warrants, the fair value of the warrants was estimated at $314. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 4.60%, a contractual term of 5.1 years and a stock price at the issuance date of $1.10.

As a result of the amendment, the Company recorded other financial expenses in the three and nine months ended September 30, 2023, in the amount of $68.

During July and August 2023, the Holder elected to exercise 754,670 of the pre-funded warrant. The total exercise price in the amount of $0.0755 was paid in cash.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – SHAREHOLDERS’ EQUITY (*) (continued):

The allocation of total offering costs between the warrants, common stocks and prefunded warrants was in the same proportion as the allocation of the total proceeds from the offering.

f.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2023 (*)	96,458	$4.89	5.34
Granted	400	1.48
Exercised	(2,489)	$0.90
Expired and forfeited	(3,992)	$28.16

Outstanding – September 30, 2023	90,377	$3.94	4.44
Exercisable – September 30, 2023	77,759	$2.23	3.85

See also Note 2 above regarding warrants granted to the underwriters upon the consummation of the IPO in consideration for their underwriting services.

2)	Restricted Stock Units (*):

During the nine months ended September 30, 2023, the Company issued 39,100 RSUs to officers and employees.

The RSUs are vested over a three-year period.

The grant-date fair value of the RSUs granted was based on the Company’s common stock price at the time of grant.

The following table summarize information as of September 30, 2023, regarding the number of RSUs outstanding:

	September 30 2023
	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at the beginning of the year (*)	59,200	$16.2
Granted during the period	39,100	3.38
Vested during the period	(16,954)	18.1
Forfeited during the period	(8,400)	4.8
Outstanding as of September 30, 2023	72,945	$11.1

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 12 – BASIC AND DILUTED LOSS PER SHARE (*) (continued):

Options to purchase 90,377 and 94,018 shares of common stock at an average exercise price of $3.94 and $4.53 per share were outstanding as of September 30, 2023, and September 30, 2022, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSU’s to purchase 72,945 shares of common stock at an average grant date fair value of $11.1 per share were outstanding as of September 30, 2023, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants convertible into 1,047,589 and 7,736 of the Company’s common stock were outstanding as of September 30, 2023, and 2022 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders :

	Three months ended September 30,			Nine months ended September 30,
	2023	2022		2023		2022
Numerator:
Net loss	$(867)		$(2,207)		$(4,355)		$(8,500)
Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	2,370,486		1,731,753		1,986,178		968,721

Pre-Funded warrants to purchase common shares	304,250		-		262,712		-
Fully vested RSUs outstanding used in computing net loss per share attributable to common shareholders	10,890		-		5,345		-
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	2,685,626		1,731,753		2,254,235		968,721
Net loss per share attributable to common shareholders – basic and diluted	$(0.32)	$	(*) (1.27)	$	(*) (1.93)	$	(*) (8.77)

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 13 – REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
North America	$454	$621	$1,863	$3,275
Europe, the Middle East and Africa	371	655	2,274	2,648
Asia Pacific	20	72	452	374
	$845	$1,348	$4,589	$6,297

b.	Revenues from contract liability:

	September 30, 2023	December 31, 2022
Opening balance	$648	$673
Revenue recognized that was included in the contract liability balance at the beginning of the year	(494)	(593)
Additions	232	568
Remaining performance obligations	$386	$648

As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $386, and the Company will recognize this revenue over the next 8 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
Customer A (*)	2%	$20	20%	$920
Customer B (*)	24%	$201	11%	$510
Customer C (*)	2%	$20	10%	$469
Customer D	10%	$80	4%	$171

	Three months ended September 30, 2022		Nine months ended September 30, 2022
Customer A (*)	41%	$535	33%	$2,180
Customer B	4%	$58	17%	$1,089
Customer C	11%	$146	13%	$785

(*)	Included in Europe, the Middle East and Africa.

The majority of the Company’s revenues are recognized at a point in time.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 14 – RELATED PARTY TRANSACTIONS:

a.	In March 2017, the Company issued a convertible loan to investors (see note 8). The Company’s CEO participated in the convertible loan in an amount of $26 and received identical terms and conditions as other investors of the convertible loan.

On May 17, 2022, the Company finalized its IPO offering (see Note 2) and the convertible loan was converted.

b.	On December 15, 2022, the Company issued 59,200 Restricted Stock Units (“RSUs”) to Directors, officers, consultants, and employees. The CEO received an amount of 12,500, the CFO received an amount of 2,500 and the Directors 10,000 (*).

(*)	Adjusted to reflect April 2023 reverse stock split, see note 3(f).

NOTE 15 – SUBSEQUENT EVENTS:

a.	The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to identify matters that require additional disclosure. For its condensed consolidated financial statements as of September 30, 2023, and for the three and nine months then ended, the Company evaluated subsequent events through November 14, 2023, the date that the condensed consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that require disclosure other than the below.

b.	On October 7th, 2023, an attack by the Hamas terrorist organization was inflicted on the State of Israel which started a war between Israel and the Hamas as well as military conflicts on other fronts. As of the date of the issuance of these condensed consolidated financial statements, the Company has not identified any material effect on its operations as a result of those events. The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate, while supporting the safety and well-being of its employees. It is currently not possible to predict the effects of such conflicts and its effects on the Company’s business, operations or financial conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023 (referred to herein as the “Annual Report”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Annual Report, as updated in Part II, Item 1A below, and the Special Note Regarding Forward Looking Statements above.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues	845	1,348	4,589	6,297
Cost of revenues	619	813	3,043	3,258
Gross profit	226	535	1,546	3,039
Research and development expenses, net	691	723	2,117	2,049
Sales and marketing, net	691	790	2,332	2,357
General and administrative, net	971	1,028	2,805	2,730
Operating loss	(2,353)	(2,006)	(5,708)	(4,097)
Interest expenses	(161)	(198)	(512)	(622)
Other Financial income (expenses), net	1,421	(3)	1,865	(3,781)
Net Comprehensive Loss for the period	(867)	(2,207)	(4,355)	(8,500)

Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022

Revenues

Our revenues for the three months ended September 30, 2023 amounted to $0.85 million compared to $1.35 million for the three months ended September 30, 2022. The decrease from the corresponding period was primarily attributable to a decrease of $0.2 million of revenues generated from North America and a decrease of $0.3 of revenues generated from Asia Pacific and Europe, the Middle East and Africa.

Our revenues for the nine months ended September 30, 2023 amounted to $4.6 compared to $6.3 million for the nine months ended September 30, 2022. The decrease from the corresponding period was primarily attributable to a decrease of $1.4 million in revenues generated from North America and a decrease of $0.4 million in revenues generated from Europe, the Middle East and Africa, offset by an increase of $0.1 million in revenues generated from Asia Pacific.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2023, amounted to $0.6 million compared to $0.8 million for the three months ended September 30, 2022. The decrease from the corresponding period was primarily attributable to the decrease in revenues as well as change in the product mix.

Our cost of revenues for the nine months ended September 30, 2023, amounted to $3.0 million compared to $3.3 million for the nine months ended September 30, 2022. The decrease from the corresponding period was mainly due to the decrease in revenues as well as change in the product mix, partially offset by the higher effect of fixed costs as the percent of the lower revenues.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2023, amounted to $0.7 million compared to $0.7 million for the three months ended September 30, 2022.

Our research and development expenses for the nine months ended September 30, 2023, amounted to $2.1 million compared to $2.0 million for the nine months ended September 30, 2022. The increase was mainly due to an increase in professional services related to research and development.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended September 30, 2023, amounted to $0.7 million compared to $0.8 for the three months ended September 30, 2022. The decrease was mainly due to a decrease in commission and travel expenses.

Our sales and marketing expenses for the nine months ended September 30, 2023 amounted to $2.3 million compared to $2.4 for the nine months ended September 30, 2022. The decrease was mainly due to a decrease in commission and travel expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2023, amounted to $1.0 million compared to $1.0 million for the three months ended September 30, 2022. There was a decrease driven by cost reduction measures, offset by one time financing related expenses.

Our general and administrative expenses for the nine months ended September 30, 2023, amounted to $2.8 million compared to $2.7 million for the nine months ended September 30, 2022.The increase was driven by financing related expenses, partially offset by cost reduction measures.

Operating Loss

Our operating loss for the three months ended September 30, 2023, was $2.1 million, compared to an operating loss of $2.0 million for the three months ended September 30, 2022. The increase was mainly due to the decreases in revenues and gross margin.

Our operating loss for the nine months ended September 30, 2023, was $5.7 million, compared to an operating loss of $4.1 million for the nine months ended September 30, 2022. The increase was mainly due to the decreases in revenues and gross margin while continuing to invest in Sales and Marketing.

Financial Expenses, Net

Our financial income, net for the three months ended September 30, 2023, was $1.3 million (including $0.2 million interest expenses) compared to financial expenses, net of $0.2 million (including $0.2 million interest expenses) for the three months ended September 30, 2022. The increase in financial income was due to the decrease in fair value of warrants in the amount of $1.3 million, as well as exchange rate differences in the amount of $0.2 for the three months ended September 30, 2023, compared to $0.05 in the three months ended September 30, 2022.

Our financial income, net for the nine months ended September 30, 2023, was $1.3 million (including $0.5 million interest expenses) compared to financial expenses, net of $4.4 million (including $0.6 million interest expenses) for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recorded financial income in connection with a decrease in fair value of warrants in the amount of $1.7 million, compared to an increase in fair value of various financial instruments prior to the IPO completed in May 2022, such as a convertible loan, note and warrants in the amount of $4.5 million. In addition, the Company recorded income in the amount of $0.4 million from exchange rate differences, compared to $0.7 during the nine months ended September 30, 2022.

Net Loss

Our net loss for the three months ended September 30, 2023, was $0.9 million, compared to net loss of $2.2 million for the three months ended September 30, 2022. This decrease was primarily due to the increase in financial income, net related to the decrease in fair value of warrants.

Our net loss for the nine months ended September 30, 2023, was $4.4 million, compared to net loss of $8.5 million for the nine months ended September 30, 2022. This decrease was primarily due to the decrease in revenues and gross margin offset by a decrease in financial expenses, net resulting from the conversion of the financial instruments the Company had such as a convertible loan, note and warrants from the IPO completed in May 2022.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended September 30, 2023	Three months Ended September 30, 2022	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
Revenues	$845	$1,348	$4,589	$6,297
GAAP net loss	(867)	(2,207)	(4,355)	(8,500)
Interest Expense	161	198	512	622
Other Financial expenses (income), net	(1,421)	3	(1,865)	3,781
Tax Expense	18	28	58	102
Fixed asset depreciation expense	7	9	20	29
Stock based compensation	106	13	298	41
Research and development, capitalization	113	143	371	423
Other one-time costs and expenses	120	115	343	916
Non-GAAP Adjusted EBITDA	(1,763)	(1,698)	(4,618)	(2,586)
GAAP net loss margin	(102.60)%	(163.72)%	(94.90)%	(134.98)%
Adjusted EBITDA margin	(208.64)%	(125.96)%	(100.63)%	(41.07)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments but not for comparison to budgeted operating results.. We believe the supplemental adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provides valuable insight to our financial performance. Adjusted results should be considered only in conjunction with results reported according to GAAP.

	For the three months ended September 30		For the nine months ended September 30
(U.S. dollars in thousands)	2023	2022	2023	2022
Revenues	$845	$1,348	$4,589	$6,297

Non-GAAP Adjusted EBITDA	(1,763)	(1,698)	(4,618)	(2,586)

As a percentage of revenues	(208.64)%	(125.96)%	(100.63)%	(41.07)%

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the repercussions from the COVID 19 pandemic, as well as the war in Israel and the war between Russia and the Ukraine, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital.

As discussed in Note 1(c) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of $4,355 and $10,982 for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. During the nine months ended September 30, 2023 and the year ended December 31, 2022, we had negative cash flows from operations of $5,194 and $7,768, respectively. As of September 30, 2023, we had negative working capital and an accumulated deficit of $37,757.

As of September 30, 2023, we had cash on hand (including short term deposits and restricted bank deposits) of $1,386 and long-term deposits, restricted bank deposits and restricted cash of $4,457. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations, as well as make adjustments to our cost structure that were done year to date. However, these cash flow projections are subject to various uncertainties concerning their fulfilment, such as the ability to increase revenues by attracting and expanding our customer base or reducing cost structure. If we are not successful in generating sufficient cash flow or completing additional financing, then we will need to execute additional cost reduction actions that have been planned. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for our operations. Management has evaluated the significance of these conditions and has determined that we do not have sufficient resources to meet our operating obligations for at least one year from the issuance date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash used in operating activities	$(5,194)	$(5,776)
Net cash provided by (used in) investing activities	1,430	(102)
Net cash provided by financing activities	2,586	16,028
Net change in cash	$(1,190)	$10,150

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $3.1 million compared to $10.9 million of cash, cash equivalents and restricted cash as of September 30, 2022.

Cash used in operating activities amounted to $5.2 million for the nine months ended September 30, 2023, compared to $5.8 for the nine months ended September 30, 2022. The decrease in cash used in operating activities was mainly due to decrease in trade receivables.

Net cash provided by investing activities was $1.4 million for the nine months ended September 30, 2023, compared to cash used in investing activities of $0.1 for the nine months ended September 30, 2022. The increase from the corresponding period was mainly due to changes in short term deposits.

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2023, compared to $16.0 million for the nine months ended September 30, 2022. The cash flow from financing activities for the nine months ended September 30, 2023, resulted from proceeds from a private placement which closed on May 4, 2023 – see note 11(d) to the condensed consolidated financial statements. The cash flow from financing activities for the nine months ended September 30, 2022, resulted from proceeds from the Company’s IPO in the amount of $15.4, net of underwriting discounts and commissions and other offering costs of $1.0 million. In addition, the increase is related to the private placement first and second closing. See notes 2 to the condensed consolidated financial statements.

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

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q and our annual financial statements for the year the year ended December 31, 2022, including the footnotes, for a description of our significant accounting policies. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation and due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weakness. We believe our remediation actions will be effective in remediating the material weakness identified, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness above is not remediated as of September 30, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Potential political, economic and military instability in the State of Israel, where our offices, members of our management team, our production and research and development facilities are located, may adversely affect our results of operations.

Several of our executive offices and research and development facilities are located in Israel. In addition, several of our employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and groups in its neighboring countries, Hamas (an Islamist militia and political group that has historically controlled the Gaza Strip) and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel, terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations and the market price of our Ordinary Shares.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations.

Further, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists.

Additionally, having already passed into law a bill that removes the power of the Israeli judiciary to strike down legislation it deems unreasonable, the Israeli government also announced its plans to pass into legislation other judicial reforms that would, for example, increase political influence over the selection of judges. These plans have been met with mass protests in Israel and criticism from leading Israeli business leaders and certain foreign leaders. If such government plans are eventually enacted, they may cause operational challenges for us since we are headquartered in Israel and the majority of our employees are located in Israel. In addition, if foreign policy is negatively impacted with regard to Israel, this could impact our business with suppliers and customers which could in turn adversely impact our reputation, results of operations or financial condition.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted an orchestrated series of attacks on civilian and military targets, resulting in the mass death, maiming and kidnapping of civilians and soldiers. Hamas also launched extensive rocket attacks on Israeli population and industrial centers in Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

Following the attack, the Israeli government declared that the country was at war and the Israeli military began to call up reservists for active duty, including one of our employees, in anticipation of an active military campaign. While none of our facilities or infrastructure have been damaged nor have our supply chains been impacted since the war broke out on October 7, 2023, the import and export of goods may experience disruptions in and out of Israel as a result of such military conflict. A prolonged war could result in further military reserve duty call-ups in the future as well as irregularities to our supply chain and the movement of components and raw material into Israel and our finished products exported from Israel, which could disrupt our operations. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are its economic implications on the Company’s business and operations and on Israel’s economy in general.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. The political and security situation in Israel may result in parties, with whom we have contracts, claiming that they have been discharged from performance, based on force majeure provisions. Political and economic implications of these hostilities, therefore, could harm our operations and product development.

Any hostilities involving Israel and the potential interruption and curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to raise capital. We may experience disruptions if acts associated with such hostilities result in serious damage to our business and manufacturing facilities. Our business interruption insurance may not adequately compensate us for potential losses that may occur as a result of events associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business.

Our shareholders' equity does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum shareholders' equity requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

On August 25, 2023, we received a notification letter (the "Notice") from The Nasdaq Stock Market LLC (the "Nasdaq") indicating that we were not in compliance with Nasdaq's Listing Rule 5550(b)(1) because our shareholders' equity for the quarter ended June 30, 2023 (the "Quarter"), as reported in the Company's Form 10-Q for the Quarter, was below the minimum shareholders' equity requirement of $2,500,000 (the "Shareholders' Equity Requirement"). The Notice had no immediate effect on our continued listing on Nasdaq, subject to our compliance with the other continued listing requirements. In accordance with Nasdaq rules, we submitted a plan to regain compliance with the Shareholders' Equity Requirement (the "Compliance Plan"). Nasdaq may grant up to 180 calendar days from the date of the Notice for the Company to regain compliance with the Shareholders' Equity Requirement.

If our common stock is delisted from Nasdaq, our common stock would likely then trade only in the over-the- counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern. These events and conditions, along with other matters, indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. This going concern determination could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. There can be no assurance that we will succeed in generating sufficient revenues from our product sales to continue our operations as a going concern. If funds are not available to us, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. This may raise substantial doubts about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1	Form of Warrant Amendment (as filed as Exhibit 10.1 on the Company’s Form 8-K filed on October 6, 2023)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: November 14, 2023	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)