Form 10-K
period 2023-12-31
ACTELIS NETWORKS INC
filed 2024-03-26
CIK 1141284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,472,624 based on the closing sale price on that date of $3.18. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 20, 2024, there were 3,020,268 shares of the registrant’s common stock, par value $0.0001 per share, outstanding, including treasury shares.

ACTELIS NETWORKS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “anticipate” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “possible” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to grow the business due to the uncertainty resulting from the COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to regain and maintain compliance with continued listing requirements of the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situation in Israel on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon);

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

On April 19, 2023, we effected a reverse stock split of our shares of common stock at the ratio of 1-for-10. Unless indicated otherwise by the context, all common stock, option, warrant and per share amounts as well as share prices appearing this Annual Report on Form 10-K have been adjusted to give retroactive effect to the stock split for all periods presented.

ii

Item 1. Business

Company Overview

Actelis Networks, Inc. (“we,” “the Company”, “Actelis”, “us”, “our”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

Our networking solutions use a combination of newly deployed fiber infrastructure and existing copper and coaxial lines which our patented technology can upgrade to Fiber-grade to jointly create what we believe to be a highly cost-effective, secure and quick-to-deploy network. Our patent protected hybrid fiber networking solutions deliver excellent communication over fiber to locations that may be easy to reach with new fiber. However, for locations that are difficult, or too costly to reach with fiber, we can upgrade existing copper lines to deliver cyber-hardened, high-speed connectivity without needing to replace the existing copper infrastructure with new fiber. We believe that such hybrid fiber-copper networking solution has distinct advantages in most real-life installations, while providing significant budget savings and accelerating deployment of modern IoT networks, as based on our experience, most IoT projects have challenging, hard to reach with fiber locations which may explode such projects’ timeline and budgets. We believe that our solutions can provide connectivity over either fiber or copper with speeds of up to multi-Gigabit communication, while supporting Fiber-grade reliability and quality.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection. We are also working to introduce additional capabilities for network-wide cyber protection software as an additional SW and license-based service.

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

In addition, our solutions can also provide power over existing copper and coax lines to remotely power up network elements and IoT components connected to them (like cameras, small cell and Wi-Fi base stations sensors etc.). Connecting power lines to millions of IoT locations can be costly and very time consuming as well (similar to data connectivity, for the same reason-need for civil works). By offering the ability to combine power delivery over the same existing copper and coax lines that we use for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment.

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers. In 2023, we introduced new product offering, some of which could serve both the IoT markets and our Telco customers.

We derive a growing portion of our revenue from our existing and new IoT customers. For the years ended December 31, 2023 and December 31, 2022, our IoT customers in the aggregate accounted for approximately 73% and 65% of our revenues, respectively.

We derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2023 and December 31, 2022, our top ten customers in the aggregate accounted for approximately 66% and 82% of our revenues.

We have incurred significant losses and negative cash flows from operations and as of December 31, 2023, we had an accumulated deficit of $39.7 million. We have funded our operations to date through equity financing and we had cash on hand (including short term bank deposits and restricted cash equivalents) of $2.4 million and long-term restricted cash and cash equivalents and restricted bank deposits of $3.4 million as of December 31, 2023. We continue to invest in sales and marketing resources to fuel our growth.

To address many of the most difficult wide-area IoT connectivity challenges, we combine the benefits of fiber-optic infrastructure, where available, with the hidden potential in existing legacy copper/coax wires that already connect billions of locations and devices globally (often at low speed, experiencing interruptions and presenting poor information security, delivering mostly voice, or low speed control signals). However, these lines are readily available at no additional deployment cost and can reach, as we believe, most locations. Using our patented signal-processing software and hardware technology and system architecture, we can “upgrade” these lines, by deriving fiber-grade performance from them, and integrate them with new fiber installations, where available, to create a seamless end-to-end hybrid-fiber network, enabling fast, reliable, and safe fiber-grade connectivity that is rapid to deploy and highly cost effective.

Our technology is both powerful and compact and is built as a relatively small set of feature-rich network elements, that serve as building block in many IoT verticals. These elements include switches, typically enhanced with signal processing SW, concentrators, reach extenders, data encryption elements, power sources and a smart networking software that allows for remote management and monitoring down to the single element and line performance, configuration management making complex network topologies easy to deploy, analyze, debug and remote SW download to help with remote handling of large and small networks.

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

Rapid Deployment and Lower Cost of Critical Connectivity for IoT

We aim to become the global leading provider of cyber-secure, cost-effective and quick-to-deploy hybrid networking for all wide-area IoT applications. Our products work over all types of wireline media on the global data network, whether owned or operated by telecom service providers or a private network operated by enterprises or government organizations. Our products are structured as building blocks for most IoT applications and are feature-rich. This allows for one Actelis platform to often replace multiple other platforms available in the market, allowing for space-saving installation, energy conservation (which we believe results in a greener network), and making network planning easier for our customers. We aim at having our products installed and help accelerate deployment of wire-area IoT projects and applications everywhere.

For example, in one of the projects where our solutions are deployed, we found that 70% of locations are easy-to-reach with new fiber optic installation. Connectivity for such easy-to-reach locations may, as we believe, average $26,000 per mile for new fiber laid on poles, and can take between days to weeks to connect. However, the remaining 30% of locations were hard-to-reach with new fiber optics, and accordingly may require boring or trenching to reach IoT sensors or camera locations. Getting fiber to those 30% of hard-to-reach would require potentially connecting over obstacles, roads, long distances, and may also require obtaining the right of way and permits for extensive civil works. We believe this aspect of the deployment of new fiber optics may cost up to $400,000 per mile, which for this particular project would have impacted thousands of miles of roads, resulting in enormous cost, delay and interruption to traffic.

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

In 2023, we introduced the next-generation product families for hybrid-fiber-copper (or in short “hybrid-fiber”) Gigabit grade connectivity under the product family name, “Gigaline” or GL. Under the Gigaline families of hybrid-fiber networking solutions for fiber, copper and coax environments, we solved new challenges faced by our IoT and telecom customers and expanded our offerings.

Cybersecurity

IoT networks are vulnerable to cyber-attacks as they often carry data related to critical processes and applications, such as provision of energy, water, gas and transportation services, to large populations. We believe that this data requires enhanced security within the network.

Our products all include cyber safety features that we are constantly developing. They currently include network traffic encryption and coding. We have developed and implemented a multi-layered “Triple Shield” technology that includes (i) information coding for resilience and security (for copper wires); (ii) multi-line information scrambling for increased resilience and added security (for copper wires); and (iii) an additional 256-bit hardware-based real-time encryption of data running over fiber, coax or copper — creating end-to-end protection for the entire hybrid network. Our network management software is also cyber-hardened and helps protect the system. Our systems have been selected for deployment in sensitive applications with U.S. DoD and other governments and military organizations, airports, utility companies, oil and gas companies, smart cities, rail and traffic applications globally.

We continue to invest in further strengthening our focus on cybersecurity capabilities and solutions for our customers. We have invested in software and hardware capabilities enhancing encryption of the data carried by our systems; we have introduced encrypted, cyber-hardened network management protocols; we have also introduced encryption of operating systems running on our devices. Furthermore, we successfully completed the certification of our product lines for Federal Intelligence Protocol Standards (FIPS) and were approved by the DoD’s Joint Interoperability Test Command (JITC) for interoperability and cybersecurity approved product list (APL) in 2024. We are exploring directions to provide software services to our customers that would allow them to flexibly safeguard their critical networks, and intelligently isolate and protect from bad actors attacking their networks. We refer to such objective as Cyber-Aware Networking.

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

According to a report by Facts and Factors (January 2022) Global Internet of Things (IoT) market is expected to grow to $1.8 trillion by 2028, at a Compounded Average Growth Rate (CAGR) of 24.5%.

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

Recent Developments

December 2023 Private Placement Offering

On December 17, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which we agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 301,000 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”), (ii) 970,187 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 970,187 shares of Common Stock and (iii) warrants to purchase up to 1,271,187 shares of Common Stock (“Common Warrants” and collectively with the Shares and the Common Warrants, the “Securities”) for a purchase price of $1.18 per share of Common Stock and related Common Warrant or $1.1799 per Pre-Funded Warrant and related Common Warrant, for a total aggregate gross proceeds of approximately $1.5 million. The Offering closed on December 20, 2023.

Nasdaq Listing Compliance

On August 25, 2023, we received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (the “Nasdaq Staff”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in shareholders’ equity (the “Minimum Shareholders’ Equity Requirement”) or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. We had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement. As of the date of this Annual Report, we have not provided such evidence. In the event that our shares of common stock would be subject to delisting, we intend to timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). For more information about this risk, please see “Item 1.A – Risk Factors – Risks Related to Our Business Operations – Our shares of common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with the Nasdaq’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted from the Nasdaq Capital Market”.

May 2023 Private Placement Offering

On May 4, 2023, we entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which we agreed to issue and sell to the Investor in a private placement (the “May 2023 Private Placement”) (i) 190,000 shares (the “Shares”) of Common Stock, (ii) 754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock and (iii) warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants” and collectively with the Shares and the Common Warrants, the “Securities”) for a purchase price of $3.705 per share of Common Stock and related Common Warrant or $3.7049 per Pre-Funded Warrant and related Common Warrant, for a total aggregate gross proceeds of approximately $3.5 million. The Offering closed on May 8, 2023. The Common Warrants have an exercise price of $3.58 per share, are exercisable immediately upon issuance and expire five and one-half years following the issuance.

Our Solutions

We have invested nearly $100 million over the years to develop our patented, multi-layered “Triple Shield” technology, which can serve all connectivity markets. Our Triple Shield technology includes signal processing software that is implementing optimization of multi-line signal coordination, the elimination of interference to boost connectivity performance, the optimization of coding for resilience and security, multi-line data scrambling for low latency, increased resilience, and added security. Our solutions also offer implementation of 256-bit encryption of transmission for data running over fiber or copper for network-wide protection of data. Our technology is packaged into a small set of compact, hardened, feature-rich network elements (such as switches, concentrators and reach extenders) — the MetaLIGHT product family — that are used as building blocks addressing the needs of most wide-area IoT verticals and applications, in a space-and energy-saving fashion. The ability to drive remote powering and synchronization signals to network ends over existing copper transmission lines provides additional significant cost-and-time benefits to network operators.

In 2023, we introduced the next-generation product families for hybrid-fiber-copper (or in short “hybrid-fiber”) Gigabit grade connectivity under the product family name, “Gigaline” or GL. Under the Gigaline families of hybrid-fiber networking solutions for fiber, copper and coax environments, we solved new challenges faced by our IoT and telecm customers and expanded our offerings.

One such product line, the GL800 aims at extending multi-gigabit fiber-grade connectivity to buildings, enterprises, IoT installations, campuses, and 5G/4G base stations.

A second product line, the GL900, extends Gigabit connectivity from fiber installations outside buildings (“homes passed” by fiber) into individual offices and apartments within MDUs and MTUs, without the need for landlord investment in re-wiring buildings with fiber. MDU/MTU market in the US alone is estimated by the company to include more than 18M buildings.

A third product group, GL5000 and GL6000, that was introduced in 2023 includes over 40 variants of hardened, 10Gbps fiber switches to expand our fiber offering into the IoT market.

Our product offering includes our EMS network management software, providing built-in automation to help configure, manage, monitor, safeguard, install and maintain complex, hybrid networks of thousands of elements remotely. Our EMS management Software was enhanced to support these new products and strengthened with advanced security features to support better cyber production and meet DoD demands. Our products are also built for future integration with enhanced security services we may introduce in the future.

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

Products

●	Gigaline 800/900/5000/6000 Series. Advanced, software managed, temperature and cyber-hardened, layer 2 and layer 3, hybrid-fiber-copper switching devices, at multi-gigabit speeds of up to 10Gbps. These devices deliver a much broader selection of solutions for large and small networks, at higher speeds, and better security, in support of hybrid-fiber networks that contain more fiber, and covering IoT, MDU and MTU markets.

●	MetaLight ML500/600/700/Series. EADs (Ethernet Access Devices) are a series of products which are cost efficient, compact and hardened Ethernet switches for long-distance hybrid-fiber networks, located near the IoT devices connected to the network. For example, our EAD is used to connect street traffic lights and nearby controllers, cameras and IoT devices to the traffic control center, where either fiber, copper or coax infrastructure cabling exists. This product family can be installed either indoors or outdoors, including under extreme weather conditions.

●	ML2300 Aggregator Series. This product is designed for large, medium, and small aggregation/operating and control centers. Network aggregators can connect hundreds of locations or elements. For example, control centers of highways could use such aggregators to communicate with hundreds of EADs installed in cabinets along highways in order to securely connect IoT devices (e.g. security cameras) to the highway network.

●	XR239 Series. This product is installed on long copper lines and can be remotely powered from the data lines themselves, while a special algorithm (Dynamic Spectral Software) is ensuring minimal interference with other signals running on adjacent conduits in the same cable. It features a repeater to extend connectivity range to long distances, in some cases up to 100Km. The repeater is installed outdoors and is resistant to cold, hot, rain, ice or snow. Our repeaters have been installed along rail systems in Alaska and Canada and have been safely performing for more than five years.

●	Advanced MetaLIGHT/Gigaline EMS software. Our EMS (Element Management Systems) software enable remote management, monitoring, maintenance, and configuration of the installed equipment in the network. It is designed to monitor, control and configure our network elements in the field, locally or remotely, for networks of various scales up to thousands of elements. Our implementation during 2021 and 2022 for our end-user customer Highways England, as an example, is using such EMS systems to control thousands of EADs connecting IoT devices along thousands of highway miles. It includes detailed monitoring, logging and tracking of functions both locally and remotely, to allow for easy debugging and configuration of networks, security management, graphical display of network topologies, management of licenses, remote software download, and connectivity to other network and management systems. EMS may also manage other software keys and elements (for example, for encryption or other cyber-safety functions), for which customers may pay separately for the licenses.

We also offer support and maintenance services together with the sales of our product. This includes consulting, telephone troubleshooting and remote support, training, product repairs, and software updates.

Product Specifications

Our products use advanced signal processing implemented at the system level, with an approach that treats multiple copper lines as one multi-line channel, which we believe to achieve the following benefits:

●	Speeds ranging from 10MB to 10GBPS; distances up to 100Km (speeds a lower for longer distances) infrastructure

Supporting any hybrid combination of new Fiber infrastructure and existing copper and coax infrastructure, supporting data security an encryption protocols, certified for FIPS by US DoD labs; supporting outdoor hardened environmental requirements dense and compact to save space and allow for flexible location setting.

●	Automatic calibration tools and automated management SW enable hassle-free installation withing hours vs. weeks over existing wiring.

●	Improve communication reliability even if copper lines are of poor quality, so that network operators can, in most cases, guarantee their customers what we believe are Service Level Availabilities (SLAs) and uptime similar to that of fiber optic infrastructure regardless of the media used, and uptime that allows our customers to support mission-critical applications.

In addition to these main benefits, we have focused our efforts and implemented technologies in our products in order to achieve the following:

●	Transmission in the copper lines to take into account signals in neighboring lines to minimize crosstalk interference and be “Spectrally Friendly”;

●	Multi-line spatial coding scrambling of data in a way that enhances connection immunity to interference, and makes tapping into the data very difficult;

●	Integration of remote powering and data on the same copper pairs;

●	Minimizing transmission delay to support delay-sensitive applications; and

●	Ability to safely, and accurately transmit clock signals for cellular base station synchronization (not available yet for 5G).

Since our inception, our business was focused on serving telecommunication service providers (Telecom), also known as Telcos, for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business while maintaining our commitment to our existing Telecom customers.

Our Competitive Advantage

We have invested heavily and over more than 10 years in the development of copper technologies and hybrid-fiber communication systems to create a solution that enables high-speed communication over real-life networks of mixed media, securely, reliably, and with Gigabit-grade resilience.

Copper and coax lines are readily available in billions of locations. They are often buried in the ground, running in the walls of buildings or hanging from telephone poles, in bundles of tens or hundreds of wires.

Copper wires were never designed for long-reach, secure, high-speed communication. Attempts to deliver high-speed would encounter many problems, including signal attenuation, cross-talk interference from other lines in the Bundle and from any external electrical sources, variable quality and signal interruptions, and variable latency. Such wires are also relatively easy to tap into physically, and the information is also radiated outside of the cable and may be exposed to security threats.

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

The next step was to integrate our existing technologies into hybrid-fiber building blocks, that provide seamless communication over mixed, real-life fiber-copper-coax networks, and many other advantages.

We believe our products offer a unique solution on the market in terms of value, by providing the following:

●	High performance hybrid-fiber communication system

●	Speeds from 10Mbps to 10Gbps

●	Reach of up to 100Km (speed declines over long distances in copper)

●	Robust connectivity allowing Gigabit-grade service SLAs in various harsh environments over copper, coax or fiber

Rapid installation in hours vs. weeks or months if new infrastructure is needed

●	Cyber-protection on several levels, including Triple Shield Protection:

●	Multi-line data scrambling and coding (copper)

●	256-bit system-wide encryption

●	System level protection (encryption and other protections) of management software, operating system and traffic flow

Military — grade, DoD certified FIPS cyber protection

●	Dense, feature-full design to replace multiple alternative elements in the market, and allow for installation that is compact, lower cost and power saving:

●	Advanced switching functions supporting complex network topologies

●	Support for both advanced, digital IoT devices as well as existing analog devices with serial interfaces — to save the need to replace these devices while allowing them to join the digital network

●	Power feeding for cameras and other IoT devices with the data cable

●	Ability to install our IoT building blocks in remote locations with no power. Power can be provided from the communication line

●	Ability to provide precise synchronization over the communication lines to base stations

●	Routing functions

●	Support for spectrally-friendly reach extenders up to 100Km with minimal impact on other communication lines

●	Automated software tools for installation and management (including automated line calibration and configuration recognition during installation to avoid manual work, advanced management systems that allow remote troubleshooting of any line connected to the system to save on operation and management time)

We believe that the combination of these advantages provides our customers with a highly cost-effective solution to quickly obtain IoT connectivity anywhere in their network.

We believe that our hybrid-fiber solutions have a significant competitive advantage in several layers: (a) copper performance (speed, reach, link stability and data security); (b) seamless fiber-copper-coax integration and end-to-end data encryption; (c) overall system cyber-hardened design; (d) versatile, compact and feature-dense products with a good fit to the vast majority of applications; (e) very high product and transmission reliability; automatic configuration tools and advanced management of every element in the field; and (f) highly cost-effective when compared to alternatives. We believe that these advantages lead to very good value for our customers for both rapid deployment to all locations, regardless of whether these locations are hard to reach. We also believe that these characteristics provide us with a competitive advantage against many, if not all, companies in our space, such as Cisco, Rad, Nokia, Siemens, Belden and others.

We have hundreds of large, medium and small network operators as end users of our products, including municipalities, railway, airports, electricity, water infrastructure companies as well as other governmental agencies and military customers. We believe that we enjoy a strong reputation for offering reliable, high-performance and high-end products. We expect that the acceptance process for our new products for existing customers will become simpler due to customers positive accumulated experience working with us. We also have many non-exclusive third-party distributors, resellers and system integrators and partners around the world, located in the U.S., Canada, Philippines, Germany, Italy, Spain, Scandinavian countries, Greece, Netherlands, Japan and India. These non-exclusive third-party distributors are used to selling our products, and we believe that they appreciate the reliability of our products and the quality of service and support that we provide. All of these advantages constitute an entry barrier, which we believe may make it more difficult for a competitor to reach a similar status.

We believe that over the past years, we have built a reputation for providing, according to our customers, reliable, high-quality communication solutions with better copper and hybrid fiber performance than other alternatives on the market. A competitor who wants to enter the market will have to compete with our reputation, which has been acquired over a long period by providing long-term quality service to hundreds of network operators and hundreds of thousands of end customers and IoT elements.

Our Sales and Marketing Strategy

We operate through two regions — Americas and International (consisting of EMEA, or Europe, Middle East and Africa, and APAC, or Asia Pacific) in a matrix with a vertical structure that is described below. Our sales and support teams are currently located in the United States, Mexico, Germany, Israel, and India. We also execute our sales and marketing plan through a multi-channel by vertical global approach that combines our expertise with the expertise of our trusted business partners. Our current business partners, as well as the partners we will seek in the future, are system integrators, distributors, contractors, resellers, and consultants. Our business partners are currently located in North America, Central America, Europe, India, Singapore, China, Australia, Vietnam and Japan. Once we identify a relevant business opportunity in a new territory, we seek to partner with local business partners or agents. We believe our strong brand name of high-quality communication solutions, as well as the credibility we gain with esteemed customers such as the U.S. DoD, enhances our ability to provide our products and services. For example, we achieved UL laboratories compliance with FIPS 140-2 cybersecurity standard required by the United States Department of Defence (DoD) and the Joint Interoperability Test Command (JITC) labs approval of the Company’s products for cybersecurity and interoperability, putting the products in the DoD Approved Products List (APL).

We operate a vertical-based marketing plan where we dedicate tailored solutions and individual resources to each specific vertical. Our verticals include Intelligent Traffic Systems (ITS), rail, smart city, Telecom, utilities, federal and military.

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

Airports

Airports include customers who are either a State or Federal airport agency, or a service provider to the airport industry. The types of applications within this vertical requiring communication are airport security, baggage management, and airport Wi-Fi. Since 2022, we are delivering to our airport integration customer, who is a worldwide market-leader in airport operation technology, with which we signed an agreement to provide our solutions to hundreds of airports in 39 countries.

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

We operate through two main regional sales teams — Americas and International (consisting of EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific)) in a vertical model similar to that which was described in our marketing strategy above and generates its pipeline of leads and opportunities through a combination of channel presence, on-line presence as well as direct touch. Our sales teams are very experienced in the target verticals and have significant competencies in the target networks of decision makers. We intend to invest in expanding this presence and strength.

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

We also offer our customers our EMS management software, either as perpetual or term-based. EMS is optional and is being sold separately from our hardware products, and has been sold either as a per-element license, or as a license for a whole network.

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

Competition

We compete in markets for networking and communications services and solutions for service providers, businesses, government agencies and other organizations worldwide. While our hybrid-fiber offerings are unique in our opinion, providing the highest value to network operators, our customer may still elect to implement their networks in other ways.

As such we compete with a number of companies in the markets we serve. Our key competitors include Moxa Technologies, FlexDSL Telecommunications AG, EtherWAN Systems, Inc. and Belden Inc.

We believe the following competitive attributes are necessary for our solutions to successfully compete in IoT and Telecom networking markets, and likewise we believe that we are providing leading products in all the categories below:

●	the performance and reliability of our solutions over any wireline (non-wireless) medium;

Rapid deployment/implementation

●	cost of deployment and return on investment in terms of cost savings;

●	sophistication, novel and innovative intellectual property and technology, and functionality of our offerings;

●	cross-platform operability;

●	security;

●	ease of implementation and use of service;

●	management capabilities;

●	high-quality customer support; and

●	price.

We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have substantially greater financial, technical, and marketing resources; relationships with large vendor partners; larger global presence; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. See “Item 1.A - Risk Factors — New competitors may enter the marketplace and begin to compete with the Company.”

Manufacturing, Procurement and Logistics

We take advantage of the combination of our inhouse skills and those of the third parties we partner with to execute our operational tasks which are planning and manufacturing finished goods inventory, planning and procuring raw materials and delivering products to our customers based on promised delivery schedules.

Our raw material consists of electronic chipsets, FPGA components, modems, and other electronic and mechanical components. Most of those components are procured by our contract manufacturers and we assist them as needed in specific cases. For example, since the breakout of COVID-19, as the world is experiencing shortages of electronic components, we have assisted our manufacturers in acquiring components that are harder to find. We also secure components as have been designated to be the close to end of life by their manufacturers to ensure adequate quantities of future product shipments.

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

Warranty

Our products are generally sold with a standard warranty of two years for product defects, as well as technical center support with properly trained personnel, during normal business hours, to address incidents raised customers. Within the warranty agreement, we offer to repair or replace defective products, or software bug fixes. Upon expiration of the warranty period, the customer has an option to purchase an extended warranty contract for an additional fee, typically for one or more periods of 12 months.

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

In order to achieve the right level of global coverage, we continue to expand our network of partners and representatives, as well as reputable advisors, and aim increasingly at partnering with larger numbers of companies with global presence. These can be system-integrators, value-added resellers, contractors, distributors, and consultants. For example, in 2022, we selected Norseman Technologies to serve as a business partner integrator of our products to the Federal and military markets in the US through their acquisition contracts. Additionally, we signed up new business partners in Europe and Asia Pacific, such as in Singapore, China, Vietnam and Malaysia.

We are investing in growing our sales, channel management and support teams, and dedicate resources which specialize in specific verticals in each of the theaters. In July 2023, we hired a new SVP of Sales, Americas who is executing campaigns our sales strategy in the United States, Canada, Central and South America. We continued in 2023 to invest in marketing activities through social media, industry shows and conferences and other online means. We also are investing in lead-generation and management internally and through third-parties who specialize in this practice.

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

Expansion into Cybersecurity, Recurring Revenue Model

Cybersecurity is essential for IoT infrastructure. Such security must be addressed at the data traffic, switching, and network management level. Encryption is a fundamental building block to achieve the necessary protection, preferably at a low networking layer. Our products are already capable of delivering sensitive information for many critical IoT applications, and we are investing more in making this a strong differentiator, and to have our products recognized as the most cyber-safe IoT building blocks in the growing secure IoT communication market.

Beyond that, we are expanding our cyber-protection capabilities to provide protection not only of the data that is running in the system but also to help protect elements and devices connected to the network, especially in the interface between the physical and cybersecurity systems. We are referring to such objective as Cyber-Aware Networking.

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

We began working on such capabilities in 2023, and expect applications to be released starting late 2024.

United States’ Bipartisan Infrastructure Law

In November 2021, President Biden signed the Bipartisan Infrastructure Law to invest approximately $1.2 trillion to significantly upgrade the United States’ infrastructure. Specifically, the Bipartisan Infrastructure Law mandates investing the following amounts: $110 billion to rebuild many of America’s roads and bridges; $39 billion in public transit; $66 billion in high-speed rail; $108 billion to upgrade the nation’s electricity grid; $55 billion to expand access to clean drinking water; $25 billion to modernize several US airports; $650 billion in previous authorized funding for roads including nearly $300 billion for the Highway Trust Fund; and $65 billion to ensure that every American has access to high-speed internet through deploying broadband infrastructure.

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

Human Capital Resources

As of December 31, 2023, we had approximately 49 employees and contractors, of which 43 were full-time employees, including 19 in sales and marketing, 22 in research development, engineering, and operations and 8 in general and administration. We have approximately 34 employees and contractors in Israel, 11 in the U.S., 3 in Europe and 1 in Asia. Our U.S.-based employees are employed through a Professional Employer Organization, providing employee benefits and services.

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

We have registered Actelis Networks as a service trademark in the United States, and we are the registered holder of the domain name Actelis.com that includes “Actelis Networks, Inc.”. We also have 17 registered patents in the United States; 5 registered patents in Europe, 1 registered patent in Mexico, 1 registered patent in Indonesia, and 1 WIPO patent application, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber covering various aspects of our technology. While we continue to consult with counsel on the advisability to seek patent protection of some of our algorithms, we rely heavily on trade secrets to protect our intellectual property around our technology.

Without accounting for any potential patent term adjustments or extensions or other forms of exclusivity with respect to our U.S. issued patents, 4 expire between 2024 and 2026, 5 expire between 2027 and 2030, and 8 expire between 2031 and 2038. Any patent issuing from the pending WIPO patent application will begin to expire in 2041. With respect to our European patents, 3 European patents are expected to expire between 2024 and 2026, and 2 European patent is expected to expire between 2027 and 2038. Our Mexican patent is expected to expire in 2026 and our Indonesian patent is expected to expire in 2028.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 19, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. These key risks, include, but are not limited to, the following:

Risks Related to Our Business

●	We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability or growth in future periods. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.

●	We have negative cash flow from our operations and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our shares of common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with the Nasdaq’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

●	Our financial condition raises substantial doubt as to our ability to continue as a going concern.

●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

●	Prolonged inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in customer spending results in lower sales.

●	We may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

●	Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

●	To support our business growth, in the past years we increased our focus on serving certain IoT verticals, while continuing to serve our existing Telco customers. This change in our strategy may make it more difficult to evaluate our business growth and future prospects, and may increase the risk that we will not be successful in our plans.

●	We may have ineffective sales and marketing efforts.

●	We outsource our product manufacturing and are dependent on our key manufacturers, and on our component and OEM suppliers. We are susceptible to problems, and have encountered problems in the past, in connection with procurement, decreasing quality, reliability, and protectability.

●	Demand for our products and solutions may not grow or may decline.

●	Our gross margins may not increase or may deteriorate.

●	Changes in the price and availability of our raw materials and shipping could be detrimental to our profitability.

●	Expanding our operations and marketing efforts to meet expected growth may impact profitability if actual growth is less than expected.

●	If our internal Company cyber-security measures are breached or fail and unauthorized access is obtained to our IT environment, we may incur significant losses of data, which we may not be able to recover and may experience a delay in our ability to conduct our day-to-day business.

●	We provide cyber security features as part of our products that may not completely prevent information security breaches, and our products are installed in live customer environments and may be compromised by cyber-attacks and damage customer assets.

●	We depend on key information systems and third-party service providers.

●	We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

●	We may face the effects of increased competition and rapid technological changes.

●	Our results of operations are likely to fluctuate from quarter to quarter and year to year, which could adversely affect the trading price of our common stock.

●	The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and between Israel and Hamas and Hezbollah. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and Israel or any other geopolitical tensions.

Risks Related to Protecting Our Technology and Intellectual Property

●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	Our patents and proprietary technology may be challenged or disputed.

●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

●	The lives of our patents may not be sufficient to effectively protect our products and business.

Risks Related to Managing Our Business Operations in Israel

●	Conditions in the Middle East and in Israel, where our research and development facilities are located, may harm our operations.

●	Actelis Israel received Israeli government grants for certain of our research and development activities, the terms of which require us to pay royalties and satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

●	We may be adversely affected by fluctuations in the currency exchange rate of the Israeli Shekel.

●	Unanticipated changes in our effective tax rate and additional tax liabilities, including those resulting from our international operations or the implementation of new tax rules, could harm our future results.

Risks Related to our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

●	We have identified a material weakness in our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us, and as a result, the value of our common stock.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We have incurred net losses in recent years, and we may not achieve or maintain profitability in the future. We experienced a net loss of $6.3 million and $11.0 million in the years ended December 31, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $39.7 million as of December 31, 2023. We cannot predict when or whether we will reach or maintain profitability.

We may also increase our operating expenses in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenues do not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenues to offset our operating expenses. Any failure to increase our revenues or to manage our costs as we invest in our business would prevent us from achieving or maintaining profitability.

There is no guaranty that we will be able to generate the revenue necessary to support our cost structure or obtain the level of financing necessary for our operations.

We have incurred significant losses and negative cash flows from operations and incurred losses of $6.3 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we had negative cash flows from operations of $6.6 million and $7.8 million, respectively. As of December 31, 2023, our accumulated deficit was $39.7 million. We have funded our operations to date through equity financing and have cash on hand (including short term bank deposits and restricted cash equivalents) of $2.4 million and long-term restricted cash and cash equivalents and restricted bank deposits of $3.4 million as of December 31, 2023. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we will not succeed in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for its operations.

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

Our shares of common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with the Nasdaq’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

On August 25, 2023, we received a notification letter from the Nasdaq Staff indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to meet the Minimum Shareholders’ Equity Requirement or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. We had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement. As of the date of this Annual Report, we have not provided such evidence. In the event that our shares of common stock would be subject to delisting, we intend to timely request a hearing before the Panel.

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our ordinary shares on Nasdaq. For instance, on November 3, 2022, we received notification from the Nasdaq Staff that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial grace period of 180 calendar days, or until May 2, 2023 (the “Minimum Bid Price Compliance Period”), to regain compliance with the minimum bid price requirement. On April 19, 2023, we implemented a 1-for-10 reverse stock split. One of the primary intents for the consolidation was that the anticipated increase in the price of our shares of common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of ordinary shares would help us meet the price criteria for continued listing on the Nasdaq Capital Market. On May 3, 2023, we received a notification from the Nasdaq Staff that we had regained compliance with the Nasdaq Listing Rule 5550(a)(2).

If we fail to satisfy the continued listing requirements of Nasdaq, such as minimum stockholders’ equity requirements or minimum bid price requirements, Nasdaq may take steps to delist our shares of common stock. Such a delisting would have a negative effect on the price of our shares of common stock, impair the ability to sell or purchase our shares of common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of us. Delisting could also result in a determination that our shares of common stock are a “penny stock,” which would require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our shares of common stock. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our shares of common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our shares of common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

Inflation rates, particularly in the United States and Israel, have increased in 2023 and are prolonged in the past months, at levels not seen in years in many countries where our customers reside. Continued and increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could have a material and adverse effect on our business, results of operations and financial condition. Accordingly, the U.S. dollar has strengthened against foreign currencies as a result of the United States Federal Reserve’s actions to lower inflation, which is affecting our business partners, where they sell local currency to the end-user of our products and services.

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

We currently have two outstanding loans, with Migdalor, in the original principal amount of approximately $6 million, of which approximately $4.0 million remains outstanding as of December 31, 2023, and with Hamizrahi-Tefahot Bank with which we signed a credit line agreement in February 2024, off of which we have used approximately $552,000 to-date, and which are secured by all our assets (where our accounts receivable asset is carved out from Migdalor’s senior security for Mizrahi-Tefahot Bank). If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds.

Furthermore, on December 21, 2022, pursuant to the terms of the Senior Loan Agreement between Migdalor and our wholly owned subsidiary, Actelis Networks Israel, Ltd., dated December 2, 2020, as amended (the “Loan Agreement”), to satisfy our obligation associated with the cover/debt ratio (as defined in the Loan Agreement), we deposited $2 million to a Company-owned interest bearing bank account, or the “designated account” (as defined in the Loan Agreement). An additional $2.0 million was deposited in the designated account on or about February 28, 2023, as agreed between Migdalor and us. As of the date of this Annual Report on Form 10-K, our designated account has a balance covering the loan principal balance at approximately 100%.

In February 2024, we entered into a new credit line facility from an Israeli bank of up to $1.5 million that increases the Company’s operating liquidity while not increasing the Company’s total debt, as the Company will perform an early repayment of its existing debt using its restricted cash in a similar amount. The new credit line will be secured by customer invoices and will incur interest at a Federal SOFR rate plus 5.5% and is available until the end of 2024, with possible extension. At the same time, the Company plans to perform a partial early repayment of its existing debt facility with Migdalor under the Loan Agreement using its restricted cash at an amount equal to the amount of funding from the new credit line, therefore leaving the total debt amount at a similar level.

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

Since our inception, our business was focused on serving Telcos for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers. A portion of our revenue continues to be derived from our existing Telco customers. For the years ended December 31, 2023 and December 31, 2022, our Telco customers in the aggregate decreased from approximately 35% of our revenues in the year ended December 31, 2022, to 27% in the year ended December 31, 2023.

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

We currently derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2023 and December 31, 2022, our top ten customers in the aggregate accounted for approximately 66% and 82% of our revenues.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and between Israel and Hamas and Hezbollah. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and Israel or any other geopolitical tensions.

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

The current war in Ukraine and Israel, and geopolitical events stemming from such conflicts, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The extent and duration of the military action, resulting sanctions and resulting future market disruptions in the region are impossible to predict, but could be significant and have a severe adverse effect worldwide financial markets and economy.

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

Our success and ability to compete depend largely upon our intellectual property. To date, we have 17 registered patents in the United States; 5 registered patents in Europe, one registered patent in Mexico, , one registered patent in Indonesia, and one patent application pending in WIPO, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber. We take reasonable steps to protect our intellectual property, especially when working with third parties. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of March 20, 2024 will expire on dates ranging from September 25, 2024 to October 31, 2038, subject to any patent extensions that may be available for such patents. More specifically, the following patents will expire over the next three years: EP02250273.6, US7606315, US7613235, EP1943827, EP1964377, GB2556826, MX279453, US7587042, IDP0030744.

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

Risks Related to Managing Our Business Operations in Israel

Conditions in the Middle East and in Israel, where our research and development facilities are located, may harm our operations.

Our office where we conduct our research and development, operations, sales outside the Americas, and administration activities, is located in Israel. Many of our employees are residents of Israel. Most of our officers and directors are residents of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon).

In particular, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and Hezbollah and these terrorist organizations in parallel continued rocket and terror attacks. As a result of the events of October 7, 2023 whereby Hamas terrorists invaded southern Israel and launched thousands of rockets in a widespread terrorist attack on Israel, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. As of the date of this Annual Report, we have not been impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this Annual Report, we currently have 42 full-time employees, with 33 employees located in Israel and 9 employee located outside of Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced any material disruptions to our operations. We have the ability, if necessary, to shift our manufacturing from Israel to other countries where we have business partners, and we have not had customers in Israel in the last year. However, the intensity and duration of the war in the Middle East is difficult to predict at this stage, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. if the war in the other fronts, such as Lebanon, Syria and the West Bank expands further, our operations may be adversely affected.

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities.  Such clashes may escalate in the future into a greater regional conflict. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In recent years, the hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations. To-date, we have received Israeli government war related support funding of approximately $100,000.

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. To date, these initiatives have been substantially put on hold. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

Actelis Israel received Israeli government grants for certain of our research and development activities, the terms of which require us to pay royalties and satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

Our wholly owned subsidiary, Actelis Israel, which manages our research and development efforts, has been financed in part through royalty-bearing grants in an aggregate amount of approximately $14 million (plus accrued interest), received from the Israeli Innovation Authority (formerly known as the Office of the Chief Scientist of the Israeli Ministry of Economy), or the IIA, as of December 31, 2023. We are committed to pay royalties at a rate of 3.0% on revenues up to the total amount of grants received, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to U.S. dollar deposits.

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

During the year ending December 31, 2023 and up to the date of this Annual Report, we have made significant progress in our internal controls plan, including hiring new financial experts and increasing the amount of financial personnel, as well as mapping, documenting and testing our internal controls with the assistance of a third-party accounting firm with specific expertise in Sarbanes-Oxley (“SOX”) compliance. However, we cannot assure that we will be able to fully remediate the material weakness by such time. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

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

As of today, all shares that were in lock-up following the IPO closed in May 2022 have been released and are available for trading by their holders, subject to administrative process completion with our transfer agent. Sales of substantial amounts of our common stock in the public market after the completion of the IPO, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through offerings of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk management and strategy

We have developed and maintain a cybersecurity risk management program that focuses primarily on securing and safeguarding computer systems, networks, cloud services, business applications, and data and that is integrated in our overall risk management strategy and framework. We have implemented protocols to protect against cyber threats and ensure the containment and security of sensitive business data, including ongoing security reviews of critical systems, continuous monitoring of event data, and employee training programs, which processes are aligned with our overall business and operational goals and strategies. Our risk assessment occurs on an ongoing basis and covers identification of risks that could act against the company’s objectives as well as specific risks related to a compromise to the security of data.

We engage a third-party to provide operational support for cybersecurity risks. This forms a critical part of our risk management strategy, facilitating effective management and mitigation of risks, and ensuring adherence to applicable regulatory and industry standards.

Overall, we believe that we have established a robust framework for confidentiality, integrity, and availability of information, adhering to relevant security standards, practices, and compliance requirements. In addition, we maintain insurance to help protect against risks associated with cybersecurity threats. As of the date of this report, we do not believe that any risks from cybersecurity threats have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Item 1.A – Risk Factors – Risks Related to Our Business Operations – If our internal company cyber-security measures are breached or fail and unauthorized access is obtained to our IT environment, we may incur significant losses of data, which we may not be able to recover and may experience a delay in our ability to conduct our day-to-day business” in this Annual Report.

Governance

Our board of directors provides oversight of our cybersecurity program and helps guide our strategy for managing cybersecurity risks in the context of our overall risk management system. Our cybersecurity program is managed by our Chief Financial Officer and our external IT team whose is responsible for leading enterprise-wide cybersecurity execution, protocols, framework, standards and processes. The Chief Financial Officer reports to our board of directors, as well as our Chief Executive Officer and other members of senior management as appropriate.

ITEM 2. PROPERTIES.

We lease our facility in California, which consists of approximately 3,000 square feet of office, lab and warehouse space. Our lease expires in October 2025.  We also sublease our previous facility in California of approximately 9,000 square feet to a third party. This lease expires on March 31, 2024, and we do intend to renew the lease.

We also lease an office and lab facility in Petach-Tikva, Israel consisting of approximately 13,500 square feet serving our R&D personnel, operations and administration as well as our EMEA and APAC sales team. Our lease expires in December 2025.

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

Stockholders

As of March 20, 2024, we had 3,020,268 outstanding shares of common stock outstanding, including treasury shares, no outstanding shares of preferred stock, and approximately 54 holders of record of our outstanding shares of common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50,000.

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

Overview

Actelis Networks, Inc. (“we,” “the Company”, “Actelis”, “us”, “our”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We provide Triple-Shield protection of coding, scrambling and encryption of the network traffic. We are working to expand our cyber-security offering by introducing a convergence of our network presence with the IoT devices at the edge of such networks, to which we call “Cyber Aware Networking”.

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

Our solutions can also provide remote power over existing copper lines to power up network elements and IoT components connected to them (like cameras and meters). Connecting power lines to millions of IoT locations can be costly and very time consuming (similar to data connectivity). By offering the ability to combine power delivery over the same existing copper lines that we use for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment. Our solutions have been tested for performance and security by the U.S. DoD laboratories and approved for deployment with U.S. Federal Government and U.S. defense forces as part of APL (Approved Product List) in 2019. In 2023, we received the U.S. DoD certification for cyber-security and interoperability and Federal Information Processing Standard (“FIPS”) compliance 140-2 compliance and inclusion in the Approved Product List.

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

We derive a growing portion of our revenue from our existing and new IoT customers. For the years ended December 31, 2023 and December 31, 2022, our IoT customers in the aggregate accounted for approximately 73% and 65% of our revenues, respectively.

We derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2023 and December 31, 2022, our top ten customers in the aggregate accounted for approximately 66% and 82% of our revenues.

As of December 31, 2023, we have one outstanding loan with Migdalor Business Investments Fund (“Migdalor”) in the original principal amount of approximately $6 million which is secured by all our assets (the “Migdalor Loan”), and of which approximately $4.3 million remains outstanding. In December 2022, we deposited $2 million to a Company-owned interest bearing bank account, or the “designated account” and an additional $2 million was deposited on or about February 28, 2023. Migdalor consented to allow us to seek additional accounts receivable financing which would be used to partially repay the Migdalor Loan, which would reduce or eliminate the Additional Deposit (as defined in our agreement with Migdalor) and increase free operating cashflow.

In February 2024, we entered into a new credit line facility from an Israeli bank of up to $1.5 million that increases the Company’s operating liquidity while not increasing the Company’s total debt, as the Company will perform an early repayment of its existing debt using its restricted cash in a similar amount. The new credit line will be secured by customer invoices and will incur interest at a Federal SOFR rate plus 5.5% and is available until the end of 2024, with possible extension. The Company performed a partial early repayment of its existing debt facility with Migdalor under the Loan Agreement using its restricted cash at an amount equal to the amount of funding from the new credit line to-date of approximately $550,000, therefore leaving the total debt amount of the Company at a similar level.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2023	2022
	(dollars in thousands)
Revenues	5,606	8,831
Cost of revenues	3,706	4,721
Gross profit	1,900	4,110
Research and development expenses	2,702	2,766
Sales and marketing, net	3,030	3,282
General and administrative	3,531	4,163
Operating loss	(7,363)	(6,101)
Interest expenses	(766)	(830)
Other financial income (expenses), net	1,843	(4,051)
Net Comprehensive Loss for the year	(6,286)	(10,982)

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Revenues

Our revenues for the year ended December 31, 2023 amounted to $5.6 million, compared to $8.8 million for the year ended December 31, 2022. The decrease was primarily attributable to the decline of revenues generated from telco customers, as our focus continued to shift to IoT customers by $1.6 million significantly impacted by a two-year software license renewal in 2022, therefore not repeated in 2023, driving a $0.5 million decline, and to delays of IoT projects into 2024. By region, it is primarily attributable to a decrease of $1.7 million of revenues generated from North America and a decrease of $1.5 million of revenues generated from Europe, the Middle East and Africa.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2023, amounted to $3.7 million compared to $4.7 million for the year ended December 31, 2022. The decrease from the corresponding period was mainly due to the decrease in revenues, partially offset by the higher effect of indirect costs as the percent of the lower revenues.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2023, amounted to $2.7 million compared to $2.8 million for the year ended December 31, 2022. The decrease is mainly due to a decrease in payroll expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2023, amounted to $3.0 million compared to $3.3 for the year ended December 31, 2022. The decrease was mainly due to a decrease in commission expenses as a result of the decrease in revenues.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2023, amounted to $3.5 million compared to $4.2 million for the year ended December 31, 2022. This decrease was mainly due to a reduction in professional services of approximately $0.2 million, a decrease in management bonus expenses of $0.2 million, as well as a reduction in other non-payroll expenses associated with the IPO in 2022.

Operating Loss

Our operating loss for the year ended December 31, 2023, was $7.4 million, compared to an operating loss of $6.1 million for the year ended December 31, 2022. The increase was mainly due to the decrease in revenues and gross margin while continuing to invest in Sales and Marketing and Research and Development expenses, which was offset by a decrease in sales commission expenses as well as general and administrative one-time expenses due to the IPO in 2022.

Financial Expenses (income), Net

Our financial expenses (income), net for the year ended December 31, 2023, was ($1.1) million (including $0.8 million interest expenses) compared to $4.9 million (including $0.8 million interest expenses) for the year ended December 31, 2022. In 2023, the Company recorded financial income in connection with a decrease in fair value of warrants in the amount of $1.7 million, while in 2022 the Company recorded finance expenses as a result of increase in fair value of various financial instruments prior to the IPO completed in May 2022, such as a convertible loan, note and warrants, in the amount of $4.5 million. The decrease in the finance expenses, net partially offset by a decrease in income from exchange rate differences in the amount of $0.3 million for the year ended December 31, 2023, compared to $0.5 during the year ended December 31, 2022.

Net Loss

Our net loss for the year ended December 31, 2023 was $6.3 million, compared to a net loss of 11.0 million for the year ended December 31, 2022. This decrease was primarily due to the decrease in revenues and gross margin offset by a decrease in financial expenses, net resulting from the expenses incur by the conversion of the financial instruments the Company had such as a convertible loan, note and warrants from the IPO completed in May 2022 for the year ended December 31, 2022, compared to income in connection with a decrease in fair value of warrants for the year ended December 31, 2023.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$5,606	$8,831
GAAP net loss	(6,286)	(10,982)
Interest Expense	766	830
Other financial expenses (income), net	(1,843)	4,051
Tax Expense	78	94
Fixed asset depreciation expense	27	23
Stock based compensation	377	220
Research and development, capitalization	444	525
Other one-time costs and expenses	371	1,174
Non-GAAP Adjusted EBITDA	(6,066)	(4,065)
GAAP net loss margin	(112.14)%	(124.36)%
Adjusted EBITDA margin	(108.20)%	(46.03)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA, Adjusted EBITDA margin are Non-GAAP financial measures. Their most directly comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are GAAP net loss and GAAP net loss margin. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments but not for comparison to budgeted operating results. We believe the supplemental adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. We exclude the costs described above in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the types of expenses included in these adjustments, provides valuable insight to our financial performance. Adjusted results should be considered only in conjunction with results reported according to GAAP.

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

	For the year ended December 31
(U.S. dollars in thousands)	2023	2022
Revenues	$5,606	$8,831

Non-GAAP Adjusted EBITDA	(6,066)	(4,065)

As a percentage of revenues	(108.20)%	(46.03)%

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. We also received proceeds of $15.4 million, net of underwriting discounts and commissions and other offering costs of $1.0 million, following our IPO in May 2022. In May and December 2023, we also received proceeds of $4.6 million, net of underwriting discounts and commissions and other offering costs of $0.4 million, following our private placements.

We have incurred significant losses and negative cash flows from operations and net loss was $6.3 million and $11.0 million for the years ended December 31, 2023, and December 31, 2022, respectively. During the years ended December 31, 2023, and December 31, 2022, we had negative cash flows from operations of $6.6 million and $7.8 million, respectively. As of December 31, 2023, our accumulated deficit was $39.7 million. We have funded our operations to date through equity and debt financing and have cash on hand (including short term bank deposits and restricted cash equivalents) of $2.4 million and long-term restricted cash and cash equivalents and restricted bank deposits of $3.4 as of December 31, 2023. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we are not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then we will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for our operations. Management has evaluated the significance of these conditions and has determined that we do not have sufficient resources to meet our operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, and cannot generate significant recurring revenues, profit and cash flow provided by operating activity, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. However, such financing may not be available on favorable terms, or at all. In particular, the repercussions from the COVID 19 pandemic, inflation, economic uncertainty, as well as the war between Russia and the Ukraine and Israel, Hamas and Hezbollah, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(6,346)	$(7,768)
Net cash provided by (used in) investing activities	3,821	(4,034)
Net cash provided by financing activities	3,761	15,286
Net change in cash	$1,236	$3,484

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $5.5 million compared to $4.3 million of cash, cash equivalents and restricted cash as of December 31, 2022.

Cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash) amounted to $6.3 million for the year ended December 31, 2023, compared to $7.8 million for the year ended December 31, 2022. The decrease in cash used in operating activities was mainly due to a decrease in trade receivables, which was partially offset by the increase in our operational loss.

Net cash provided by investing activities was $3.8 million for the year ended December 31, 2023, compared to cash used in investing activities of $4.0 million for the year ended December 31, 2022. The increase in cash used in investing activities was mainly due to changes in short term deposits and restricted bank deposits.

Net cash provided by financing activities was $3.8 million for the year ended December 31, 2023, compared to $15.3 million for the year ended December 31, 2022. The cash flow from financing activities for the year ended December 31, 2023, resulted from proceeds from private placements which closed on May and December 2023 in the aggregate amount of $4.6 million, net of underwriting commissions and other offering costs of $0.4 million see note 14(d) to the condensed consolidated financial statements. The cash flow from financing activities for the year ended December 31, 2022, resulted from proceeds from the Company’s IPO in the amount of $15.4, net of underwriting discounts and commissions and other offering costs of $1.0 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on the audited consolidated financial statements which are included elsewhere in this prospectus. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actelis bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Management considers accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Actelis financial condition.

Management believes the following addresses the most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Critical judgement and estimates

Critical judgement and estimates have been used primarily in estimating the fair value of our financial instruments (for example, warrants, notes and stock options), as well as the estimate of future usage of existing inventory to determine the net value of our inventory (see notes in financial statements).

Estimating the fair value of financial instruments such as warrants, notes and stock options are influenced by assessments of our future financial performance. Such assessments are forward-looking in nature and therefore subject to significant uncertainty. Estimating the value of net inventory is also influenced by assessments of future usage of such inventory which is also forward looking in nature and therefore subject to significant uncertainty.

Marketable securities

Marketable securities consist of debt securities. We elected the fair value option to measure and recognize our investments in debt securities in accordance with ASC 825, Financial Instruments as we manage our portfolio and evaluates the performance on a fair value basis. Changes in fair value, realized gains and losses on sales of marketable securities, are reflected in the statements of operation as finance expense (income), net.

Inventory

Inventories are stated at the lower of cost (cost is determined on a weighted average cost method) or net realizable value. Our inventories generally are subject to impairment as they age. We regularly evaluate the carrying value of our inventories and when, based on such evaluation, factors indicate that impairment has occurred, we impair the inventories’ carrying value.

Revenue recognition

The Company’s products consist of hardware and embedded software that function together to deliver the product’s essential functionality. The embedded software is essential to the functionality of the Company’s products. The Company’s products are generally sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics and access to on-site technical support personnel.

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

The Company’s customers are comprised of end-users, resellers, system integrators and distributors.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. The Company’s contracts do not include additional discounts once the product price is set, right of returns, significant financing components or any forms of variable consideration.

The Company uses the practical expedient and does not assess the existence of a significant financing component when the difference between payment and revenue recognition is less than a year. The Company’s service period is for one or more years and is paid for either up front or on a quarterly basis.

Accounting standards updates not yet adopted

Please see Note 2(hh) to our consolidated financial statements included elsewhere in this prospectus for information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ACTELIS NETWORKS, INC.

2023 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actelis Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actelis Networks, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of mezzanine equity and shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has an accumulated deficit as of December 31, 2023 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 26, 2024

We have served as the Company’s auditor since 2019.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents		620	3,943
Restricted cash equivalents		1,565	-
Short-term deposits		197	1,622
Restricted bank deposits		-	451
Trade receivables, net of allowance for credit losses of $168 and $125 as of December 31, 2023, and December 31, 2022, respectively		664	3,034
Inventories	3	2,526	1,179
Prepaid expenses and other current assets, net of allowance for doubtful debts of $144 and $0 as of December 31, 2023, and December 31, 2022, respectively	4	340	678
TOTAL CURRENT ASSETS		5,912	10,907

NON-CURRENT ASSETS:
Property and equipment, net	5	61	80
Prepaid expenses		592	492
Restricted cash and cash equivalents		3,330	336
Restricted bank deposits		94	2,027
Severance pay fund		238	239
Operating lease right of use assets	6	918	726
Long-term deposits		78	12
TOTAL NON-CURRENT ASSETS		5,311	3,912

TOTAL ASSETS		11,223	14,819

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2023	2022
Liabilities, Mezzanine Equity and shareholders’ equity
CURRENT LIABILITIES:
Current maturities of long-term loans	8	1,335	553
Trade payables		1,769	1,781
Deferred revenues		389	484
Employee and employee-related obligations		737	793
Accrued royalties	11	1,062	900
Operating lease liabilities	6	498	445
Other current liabilities	7	1,122	1,246
TOTAL CURRENT LIABILITIES		6,912	6,202

NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	8	3,154	4,625
Deferred revenues		71	164
Operating lease liabilities		405	237
Accrued severance		270	278
Other long-term liabilities		23	48
TOTAL NON-CURRENT LIABILITIES		3,923	5,352
TOTAL LIABILITIES		10,835	11,554

COMMITMENTS AND CONTINGENCIES	11

MEZZANINE EQUITY
Redeemable Convertible Preferred Stock $0.0001 par value, 10,000,000 authorized; None issued and outstanding as of December 31, 2023 and December 31, 2022.		-	-
Warrants to Placement Agent	14d	159	-
SHAREHOLDERS’ EQUITY : (*)	14
Common stock, $0.0001 par value: 30,000,000 shares authorized; 3,007,745 and 1,737,986 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively.		1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized; No shares issued and outstanding as of December 31, 2023, and December 31, 2022.		-	-
Additional paid-in capital		39,916	36,666
Accumulated deficit		(39,688)	(33,402)
TOTAL SHAREHOLDERS’ EQUITY		229	3,265
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY		11,223	14,819

*	Adjusted to reflect reverse stock split, see note 2(ff).

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U. S. dollars in thousands except for share and per share amounts)

		Year ended December 31
	Note	2023		2022

REVENUES	17		5,606		8,831
COST OF REVENUES			3,706		4,721
GROSS PROFIT			1,900		4,110

OPERATING EXPENSES:
Research and development expenses			2,702		2,766
Sales and marketing expenses, net			3,030		3,282
General and administrative expenses			3,531		4,163
TOTAL OPERATING EXPENSES			9,263		10,211

OPERATING LOSS			(7,363)		(6,101)

Interest expenses			(766)		(830)
Other financial income (expenses), net	18		1,843		(4,051)
NET COMPREHENSIVE LOSS FOR THE YEAR			(6,286)		(10,982)

Net loss per share attributable to common shareholders – basic and diluted	16	$	(*)(2.61)	$	(*)(9.45)
Weighted average number of common stocks used in computing net loss per share – basic and diluted			(*)2,412,717		(*)1,162,124

*	Adjusted to reflect reverse stock split, see note 2(ff).

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except number of shares)

	Warrants To Placement Agent	Redeemable Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total shareholder’s
	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	Number of shares(**)	Amount	paid-in capital	Accumulated deficit	(deficit) equity
BALANCE AS OF JANUARY 1, 2022	-	773,108	5,585	205,040	*	178,377	*	2,824	(22,420)	(19,596)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Exercise of options into common stock	-	-	-	77,749	*	-	-	5	-	5
Share based compensation	-	-	-	-	-	-	-	220	-	220
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	-	(773,108)	(5,585)	773,108	1	-	-	5,584	-	5,585
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	-	-	-	421,250	*	-	-	14,675	-	14,675
Conversion of convertible loan to common stock upon initial public offering	-	-	-	163,816	*	-	-	6,553	-	6,553
Conversion of convertible note to common stock upon initial public offering	-	-	-	90,009	*	-	-	3,600	-	3,600
Conversion of warrants to common stock upon initial public offering	-	-	-	79,756	*	-	-	3,190	-	3,190
Redemption of non-voting common stock upon initial public offering	-	-	-	-	-	(178,377)	*	-	-	*
Repurchase of common stock	-	-	-	(2,700)	*	-	-	15	-	15
Net comprehensive loss for the year	-	-	-	-	-	-	-	-	(10,982)	(10,982)
BALANCE AS OF DECEMBER 31, 2022	-	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
Exercise of options into common stock	-	-	-	32,009	-	-	-	-	-	-
Share based compensation	-	-	-	-	-	-	-	377	-	377
Repurchase of common stock	-	-	-	(7,920)	*	-	-	(50)	-	(50)
Issuance of common stock and pre-funded warrants upon private placement, net of underwriting commissions and other offering costs	159	-	-	491,000	*	-	-	2,609	-	2,609
Exercise of pre-funded warrants into common stock	-	-	-	754,670	*	-	-	*	-	*
Reclassification of warrants from liabilities to equity (see note (14(d))	-	-	-	-	-	-	-	314		314
Net comprehensive loss for the year	-	-	-	-	-	-	-	-	(6,286)	(6,286)
BALANCE AS OF DECEMBER 31, 2023	159	-	-	3,007,745	1	-	-	39,916	(39,688)	229

*	Represents an amount less than $1 thousand.
**	Adjusted to reflect reverse stock split, see note 2(ff).

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(6,286)	(10,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	23
Changes in fair value related to warrants to lenders and investors	(1,658)	1,049
Warrant issuance costs	223	-
Inventory write-downs	239	147
Exchange rate differences	(460)	(627)
Share-based compensation	377	220
Changes in fair value related to convertible loan	-	1,648
Changes in fair value related to convertible note	-	1,753
Interest expenses	295	830
Changes in operating assets and liabilities:
Trade receivables	2,370	(887)
Net change in operating lease assets and liabilities	19	(44)
Inventories	(1,585)	(429)
Prepaid expenses and other current assets	357	(280)
Other long-term assets	(100)	(492)
Trade payables	(25)	(139)
Deferred revenues	(188)	(25)
Other current liabilities	(172)	508
Other long-term liabilities	(10)	(41)
Net cash used in operating activities	(6,577)	(7,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposit, net	1,418	(1,622)
Long- term deposit	(56)	66
Proceeds from restricted long term bank deposits	4,827
Deposit of restricted long-term bank deposits	(2,810)	(27)
Restricted short term bank deposit	451	(2,451)
Purchase of property and equipment	(9)	-
Net cash provided by (used in) investing activities	3,821	(4,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	-	5
Proceeds from initial public offering	-	18,697
Proceeds from issuance of common stocks, pre-funded warrants and warrants (see note 14d)	5,000	-
Underwriting discounts and commissions and other offering costs	(420)	(2,175)
Repurchase of common stock	(50)
Repayment of long-term loan	(769)	(1,241)
Net cash provided by financing activities	3,761	15,286

Effect of exchange rate changes on cash and cash equivalents and restricted cash	231	(72)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,236	3,484
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,279	795
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	5,515	4,279
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	620	3,943
Restricted cash equivalents, current	1,565	-
Restricted cash and cash equivalents, non-current	3,330	336
Total cash, cash equivalents and restricted cash	5,515	4,279

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2023	2022
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	431	818

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Right of use assets obtained in exchange for new operating lease liabilities	702	237
Conversion of convertible loan to common stock upon initial public offering	-	6,553
Conversion of convertible note to common stock upon initial public offering	-	3,600
Conversion of warrants to common stock upon initial public offering	-	3,190
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	-	5,585
Repurchase of common stock	-	15
Issuance costs of common stock, pre-funded warrants and warrants	159	-
Reclassification of warrants from liability to equity upon amendment to private placement agreement (see Note 14(d))	314	-

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 - GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. See note 14c below for further details. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations, net loss was $6,286 and $10,982 for the years ended December 31, 2023, and December 31, 2022, respectively. During the years ended December 31, 2023, and December 31, 2022, the Company had negative cash flows from operations of $6,577 and $7,768, respectively. As of December 31, 2023, the Company’s accumulated deficit was $39,688. The Company has funded its operations to date through equity and debt financing and has cash on hand (including short term bank deposits and restricted cash equivalents) of $2,382 and long-term restricted cash and cash equivalents and restricted bank deposits of $3,424 as of December 31, 2023. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.

On October 7th, 2023, an attack by the Hamas terrorist organization was inflicted on the State of Israel which started a war between Israel and the Hamas as well as military conflicts on other fronts. As of the date of the issuance of these consolidated financial statements, the Company has not identified any material effect on its operations as a result of those events. The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate, while supporting the safety and well-being of its employees. It is currently not possible to predict the effects of such conflicts and its impact on the Company’s business, operations or financial conditions.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

b.	Use of estimates in preparation of financial statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to Fair value of financial instruments, inventory write-offs, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of comprehensive loss as Other financial income (expenses), net , as appropriate.

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

e.	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.

f.	Restricted cash and cash equivalents and restricted deposits

Restricted cash and cash equivalents consists of cash and cash equivalents held in restricted accounts, classified as current or long term based on the expected timing of the disbursement. Restricted deposits consist of deposits held in restricted deposit bank accounts including deposits held as collateral for guarantees to third parties and others, classified as current or long term based on the expected timing of the disbursement.

g.	Treasury Shares

Treasury shares represent ordinary shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury shares are accounted for under the cost method. Under this method, repurchases of ordinary shares are recorded as treasury shares at historical purchase prices. The treasury shares have no rights.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Trade Receivables, net

Trade receivables are recorded at the invoiced amount, are mostly unsecured and do not bear interest. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations. On this basis, management has determined that an allowance for credit losses of $168 and $125 was appropriate as of December 31, 2023, and December 31, 2022, respectively. Expenses for allowance for credit losses for the years ended December 31, 2023, and 2022 were $43 and $64, respectively.

i.	Inventories

Inventories are stated at a lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory write-offs are provided to cover risks arising from slow-moving items, excess inventories, discontinued products, new products introduction and for market prices lower than cost. Any write-off is recognized in the consolidated statement of comprehensive loss as cost of revenues. In addition, if required, the Company records a liability for firm non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of the Company’s future demands forecast consistent with its valuation of excess and obsolete inventory.

Cost is determined as follows:

Raw materials, parts, supplies and finished products- using the weighted average cost method.

j.	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the related gain or loss is reported in the statement of comprehensive loss.

The useful lives of the assets are as follows:

Years

Computers, electronic equipment	Mainly 3
Office furniture and equipment	7
Leasehold improvements	By the shorter of lease term and the estimated useful life of the asset

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

The Company’s products consist of hardware and embedded software that function together to deliver the product’s essential functionality. The embedded software is essential to the functionality of the Company’s products. The Company’s products are generally sold with a two-year warranty for repairs or replacements of the product in the event of damage or failure during the term of the support period, which is accounted for as a standard warranty. Services relating to repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics and access to on-site technical support personnel.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company’s customers are comprised of end-users, resellers, system integrators and distributors.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. The Company’s contracts do not include additional discounts once the product price is set, right of returns, significant financing components or any forms of variable consideration.

The Company uses the practical expedient and does not assess the existence of a significant financing component when the difference between payment and revenue recognition is less than a year. The Company’s service period is for one or more years and is paid for either up front or on a quarterly basis.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Cost of revenues includes cost of materials, costs associated with packaging, assembly and testing costs, as well as cost of personnel (including share-based compensation), shipping costs, inventory write down, royalties, costs of logistics and quality assurance, access to on-site technical support personnel as well as warranty expenses and other expenses associated with manufacturing support.

n.	Offering Costs associated with the Initial Public Offering and private placements

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and private placements. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity.

In 2022, as a result of the IPO, the Company incurred offering costs amounting to approximately $1.45 million, related to underwriting discounts and commissions, and other offering costs of $1 million- see note 14c

In 2023 as a result of private placements, the Company incurred offering and other costs amounting to approximately $0.4 million - see note 14d.

o.	Basic and diluted net loss per share

Basic net loss per share is computed using the weighted average number of common shares, Pre-Funded Warrants to purchase shares of Common Stock for an exercise price of $0.0001 which are exercisable immediately and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the redeemable convertible preferred stock, and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments; and (iii) the conversion of the warrants classified as lability, by adding to net loss the change in the fair value of the warrants and by adding the weighted average number of shares issuable upon assumed conversion of these warrants using the treasury stock method.

p.	Fair value of financial instruments

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

The Company measured the fair value of the warrants (see note 13) based on Level 3 inputs, and the warrants liability amounted to $8 as of December 31, 2023, and 2022, are presented in the Other current liabilities in the accompanying consolidated balance sheets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of December 31, 2023, and 2022, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, Restricted bank deposits, trade receivables, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

q.	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade receivables and Restricted bank deposits. Cash and cash equivalents and restricted cash are placed with banks and financial institutions in the United States and Israel.

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

The Company has customers balances representing 10% or more of Trade receivables as follows:

1.	Customer A- 30% and 5% of the Company Trade receivables balance as of December 31, 2023 and December 31, 2022 respectively.

2.	Customer B- 11% and 29% of the Company Trade receivables balance as of December 31, 2023 and December 31, 2022 respectively.

3.	Customer C- 11% and 1% of the Company Trade receivables balance as of December 31, 2023 and December 31, 2022 respectively.

See note 17 for details regarding the revenues from these customers.

The Company does not see any credit risk regarding this balance, as most of the remaining balance was paid off after the balance sheet date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

r.	Warranty costs

The Company’s products generally include a standard warranty of two years for product defects. The Company accrues for warranty at the time revenue is recognized. The Company’s estimates of future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, specific warranty accruals may be recorded if unforeseen problems arise. The provision for warranty amounted to $47 and $96 as of December 31, 2023, and 2022, respectively. These provisions are included in “Other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

s.	Sales and marketing expenses, net

Sales and marketing expenses include such expenses for the company’s sales teams, business development activities, sales engineering, and customer support.

t.	Research and development costs

Research and development costs are expensed as incurred and include compensation for engineers, external services, and material costs associated with new product development, enhancement of current products.

Based on the Company’s product development process, the Company does not incur material costs after the point in time at which the product as a whole reaches technological feasibility.

u.	Shipping and handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

v.	Government grants and related royalties

The Company is paying royalties to the government of Israel for funding received for research and development. Royalties are calculated and paid at a rate of 3% of the applicable revenues. During 2023 and 2022, respectively, the Company incurred royalty expenses of $334 and $257, included within cost of revenues (see note 11).

w.	Segments

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

x.	Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company does not have any liabilities in any reported periods regarding uncertain tax positions.

Taxes which would apply in the event of disposal of investment in foreign subsidiary have not been taken into account in computing the deferred taxes, since the Company’s intention is to hold, and not to realize the investment.

y.	Employee related benefits:

Severance pay

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees whose employment is terminated by the Company or who are otherwise entitled to severance pay in accordance with Israeli law or labor agreements are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is partly provided for by monthly deposits for insurance policies and the remainder by an accrual. The accrued value of these policies is recorded as an asset in the Company’s consolidated balance sheet. Such deposits are not considered to be “plan assets” and are therefore included in “Severance pay fund” in the consolidated balance sheets.

During April and May 2008 (the “transition date”), the Company amended the contracts of most of its Israeli employees so that starting on the transition date, such employees are subject to Section 14 of the Severance Pay Law, 1963 (“Section 14”) for severance pay accumulated in periods of employment subsequent to the transition date. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies. These deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of Comprehensive loss as and when the services are received from the Company’s employees. For the Company’s employees in Israel that began employment prior to Article 14, the Company calculates the liability for severance pay based on the most recent salary of these employees multiplied by the number of years of employment as of the Article 14 inception date. These liabilities are presented under “Accrued severance pay” in the Company’s consolidated balance sheets.

The carrying value for the deposited funds for the Company’s employees’ severance pay for employment periods prior to the transition date includes profits and losses accumulated up to the balance sheet date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The amounts of contribution plans expenses were approximately $175 and $182 for each of the years ended December 31, 2023, and 2022, respectively.

The Company expects to contribute approximately $169 in the year ending December 31, 2024, to insurance companies in connection with its contribution plans.

Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately $5 and $(4) for the years ended December 31, 2023, and December 31, 2022, respectively.

401(k) profit sharing plans

The Company has a number of savings plans in the United States that qualify under Section 401(k) of the current Internal Revenue Code as a “safe harbor” plan. The Company must make a mandatory contribution to the 401(k) plan to satisfy certain nondiscrimination requirements under the Internal Revenue Code. This mandatory contribution is made to all eligible employees. The contribution costs were $8 and $9 for the years ended December 31, 2023, and 2022, respectively.

z.	Share-based compensation

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

The Company accounts for share-based compensation arrangements with non-employees based on the estimated fair value of the equity instrument using the Black-Scholes option-pricing model. Compensation cost is recognized over the period that the services are provided, and the award is earned by the counterparty.

The Company follows ASC 718 to determine whether a share-based payment should be classified and accounted for as a liability award or equity award. All grants of share-based awards to employee classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using the Black-Scholes Option-pricing model.

For options and RSU’s with graded vesting, the Company has elected a fair-value-based measure of the entire award by using a single weighted-average expected term.

The Company records forfeitures for share-based payments awards as they occur.

Share-based compensation classified as mezzanine equity

Share-based compensation subject to possible redemption are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14E. See also Note 14d for additional information on share-based compensation granted to the underwriter in connection with an offering of common stocks and warrants.

aa.	Convertible Note

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company concluded that the value of the note is predominantly based on a fixed monetary amount known at the date of issuance, to be converted into shares of common stock, at a conversion price per share reflecting a discount of 40% from the conversion price Accordingly, the note was classified as a liability and is measured at its fair value at each reporting date, pursuant to the provisions of ASC 480-10. Upon the consummation of the IPO, the convertible note was automatically converted into the Company’s common stock based on its contractual terms and conditions. (See note 10).

bb.	Convertible loan

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

cc.	Warrants

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Following the guidance of ASC 480, the Redeemable Preferred stock warrants were required to be classified as a liability because the redemption feature of their underlying redeemable preferred stock potentially requires the Company to repurchase its stock by transferring assets upon specific events which would not necessarily be within the control of the Company (See note 14). In connection with the consummation of the IPO, the type of the stock has changed from redeemable preferred stock to common stock at conversion, and the Company re-evaluated the classification of certain warrants.

Other redeemable preferred stock warrants were converted into the Company’s common stock upon the consummation of the IPO.

Warrants issued in connection with obtaining loans and/or securing credit facilities.

Warrants issued in connection with obtaining a loan or securing a credit facility are considered deferred issuance costs. Deferred issuance costs for obtaining a loan are reflected as a deduction from the carrying amount of the related loan and are amortized using the effective interest method.

dd.	Redeemable Preferred stock

The Company’s redeemable preferred stock is not mandatorily redeemable, nor redeemable at the option of the holder after a specified date, but a deemed liquidation event would constitute a redemption event outside of the common shareholders’ control. Therefore, all redeemable Preferred stock has been presented outside of permanent equity in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”. Upon the consummation of the IPO, all of the Company’s redeemable preferred stocks were converted into common stock and reclassified from temporary equity, into permanent equity (see note 14c)

ee.	Commitments and contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, Contingencies (“ASC 450”). A provision is recorded when it is both probable that liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

ff.	Reverse stock split

On April 15, 2022, the Company’s Board of Directors approved a Reverse Stock Split in the ratio of forty-six to-one. The Reverse Stock split became effective as of May 2, 2022.

On March 8, 2023, the Company’s Board of Directors approved an additional Reverse Stock Split in the ratio of ten-to-one. The Reverse Stock split became effective as of April 18, 2023.

The Company accounted for the Reverse Stock Splits on a retroactive basis. As a result, all common stock, Non-voting Common stock, redeemable Convertible Preferred stock, warrants, RSUs and options outstanding and exercisable for common stock, exercise prices and loss per share amounts have been adjusted, on a retroactive basis, for all periods presented in these consolidated financial statements and the applicable disclosures, to reflect such Reverse Stock Splits.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

gg.	Leases

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (“Topic 842”). The Company determines if an arrangement is a lease at inception. Balances related to operating leases are included in operating lease right-of-use (“ROU”) assets, Current maturities of operating leases liabilities and non-current operating leases liabilities in the consolidated balance sheets.

Leases primarily consist of real estate property and vehicles and are classified as operating leases with fixed payment terms. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease expenses for the operating leases are recognized on a straight-line basis over the lease term and are included in operating expenses in the consolidated statements of operations and comprehensive loss. Options to extend or terminate the lease are taken into account when it is reasonably certain at the commencement date that such options will be exercised. The Company elected to apply for the short-term lease exemption for lease with a non-cancelable period of twelve months or less. Additionally, the Company has lease agreements with lease and non-lease components. On the commencement date, lease payments that include variable lease payments dependent on an index or a rate (such as the Consumer Price Index or a market interest rate), are initially measured using the index or rate at the commencement date. Such variable payments are recognized in the consolidated statements of operations and comprehensive loss in the period in which the event or condition that triggers the payment occurs. These variable payment amounts were not material to the consolidated financial statements for the periods presented.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in most of its leases is not readily determinable.

ASC 842 provides several optional practical expedients in transition, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. The Company elected to utilize the available package of practical expedients permitted under the transition guidance within ASC 842 which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs.

Sublease

In October 2021, the Company entered into a sublease agreement for its offices in the United States.

The Company applies the guidelines in ASC-842 regarding subleases, which state that the classification should be based on the underlying asset being subleased and concluded that the sublease is an operating lease where the Company is the Lessor.

The sublease income is recognized on a straight-line basis over the expected lease term less any allowances for doubtful collection of rent and is included in the operating expenses, net, in the Company’s consolidated statements of comprehensive loss.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

hh.	New Accounting Pronouncements

Recently adopted accounting pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments to introduce a new model for recognizing credit losses on financial instruments based on estimated current expected credit losses, or CECL. Under the new standard, an entity is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The Company adopted ASC 326 on January 1, 2023, and upon adoption of the standard, there was no immediate impact to the Company’s financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables.

In August 2020, the FASB issued ASU 2020-06 Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share. ASU 2020-06 is effective for the Company for annual periods beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023, and there was no material impact on the Company’s consolidated balance sheet and the consolidated statements of operations upon adoption.

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

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for the Company for annual periods beginning after December 15, 2025. The Company is evaluating the potential impact of this guidance on its consolidated financial statements. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

NOTE 3 - INVENTORIES:

	December 31
	2023	2022
	U.S. dollars in thousands
Raw materials	757	593
Finished goods	1,769	586
	2,526	1,179

Inventory write-downs totaled $239 and $147 during the year ended December 31, 2023, and 2022 respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31
	2023	2022
	U.S. dollars in thousands
Prepaid expenses	198	473
Governmental authorities	84	130
Other, net*	58	75
	340	678

*	Prepaid expenses and other current assets are stated as net of allowances. The allowance for Prepaid expenses and other current assets is based on the Company’s periodic assessment of the collectability of the accounts based on a combination of factors including the age of the balance, and the reasonability to use this asset. During 2023 and 2022, the Company recorded allowances for Prepaid expenses and other current assets in the amounts of $144 and $0, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

	December 31
	2023	2022
	U.S. dollars in thousands
Cost:
Computer, software, and electronic equipment	8,583	8,575
Office furniture and equipment	872	872
Leasehold improvements	292	292
	9,747	9,739
Less: accumulated depreciation	9,686	9,659
Property and equipment, net	61	80

Depreciation expenses were $27 and $23 for the years ended December 31, 2023, and 2022, respectively.

NOTE 6 - LEASES:

1)	The Company has an operating lease agreement for its facility in the United States, which expires on March 31, 2024. The Company will not exercise it’s 5-year extension option, which was initially excluded from the measurement of the ROU asset and the lease liability. The lease payments are denominated in USD.

2)	On July 1, 2022, the Company entered into a new operating lease agreement for additional offices in the United States, which expires on September 30, 2025. The lease payments are denominated in USD.

3)

On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the United States. The sublease ends March 31, 2024. The sublease is classified as an operating lease. The Company recognized lease income during the years ended December 31, 2023, and December 31, 2022, in the amount of $119 and $168, respectively.

4)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which was renewed on December 28, 2023, and expires on December 31, 2025. The lease payments are denominated in NIS and are indexed to the consumer price index.

5)	The Company leases its motor vehicles under operating lease agreements.

6)	The Company’s Israeli subsidiary has an operating lease agreement for testing equipment in Israel, which expires on February 07, 2025. The lease payments are denominated in ILS.

Supplemental information related to leases is as follows:

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$918	$726
Current Operating lease liabilities	$498	$445
Non-Current Operating lease liabilities	$405	$237
Total Operating lease liabilities	$903	$682

NOTE 6 - LEASES (continued):

Other information:

	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$478	$747
Weighted Average Remaining Lease Term	1.80	1.50
Weighted Average Discount Rate	10.2%	3.49%

The lease costs components are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Fixed payments	$459	$723
Variable payments that depend on an index or rate	19	24
Total lease cost	$478	$747

Maturities of operating lease liabilities were as follows:

December 31, 2023
2024	$548
2025	433
2026	6
Total operating lease payments	987
Less: imputed interest	(84)
Present value of lease liabilities	$903

NOTE 7 - OTHER ACCRUED LIABILITIES:

	December 31
	2023	2022
	U.S. dollars in thousands
Accrued expenses	955	1,190
Accrued standard warranty	24	48
Other	143	8
	1,122	1,246

NOTE 8 - LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan bears interest of 3.75% per annum, the principal shall be repaid in 360 equal monthly payments starting January 1, 2023, unless forgiven per program regulations. As of December 31, 2023, the total loan balance outstanding was $148 (including $2 current maturities).

NOTE 8 - LOANS (continued):

b.	On December 9, 2020, the Company signed a new loan agreement with an Israeli based financial institution (“Migdalor”) for a loan of up to 20 million NIS (“New Israeli Shekel”) (an amount of $6,000) (the “New Loan”). The Company received $3,000 in December 2020, and an additional $2,000 in January 2021. The loan bears interest of 9.6% per annum. The interest shall first be paid in 12 payments starting February 1, 2021. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal payments, plus a onetime interest payment after the 36th month.

As part of the loan agreement, the Company issued to Migdalor warrants to acquire common stock in the amount of $1,500 (see Note 13 regarding the warrants granted). The warrants were exercised, pursuant to the loan agreement, upon the Company’s IPO in May 2022.

In November 2021, the Company received additional funding in the amount of $1,000 from Migdalor. The loan bears interest of 9.6% per annum. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal monthly payments, plus a onetime interest payment after the 24th month. The Company increased the value of the warrant issued to Migdalor to $1,800 (see also Note 13). As of December 31, 2023, the total loan balance outstanding was $4,339 (including $1,333 current maturities).

The loan covenants (the “covenants”) include a debt to EBITDA minimum ratio or a coverage ratio of the loan by current assets.

On December 21, 2022, pursuant to the terms of the loan Agreement, the Company deposited $2 million to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the Agreement), to satisfy the required obligation associated with the loan agreement. An additional $2 million was deposited in the designated account during the year ended December 31, 2023. These balances are included in Restricted Bank deposits and Restricted Cash in the Consolidated Balance Sheet.

As a result of the above deposits, as of December 31, 2023, the Company was in compliance with the covenants of the Migdalor loan.

As of December 31, 2023, future payments are summarized as follows:

		New Loan	New Loan
	EIDL Loan	from December 2020 and January 2021-In NIS *	from November 2021- In NIS *
2024	9	5,567($1,535)	1,080($298)
2025	9	3,684($1,016)	704($194)
2026	9	3,684($1,016)	704($194)
2027	9	3,684($1,016)	704($194)
2028 and thereafter	225	305($84)	59($16)
Less- accumulated interest	(113)	(3,635)($1,003)	(804)($221)
Total	148	13,289($3,664)	2,447($675)

*	The exchange rate used in translation is $1 – 3.627 New Israeli Shekel.

NOTE 9 - CONVERTIBLE NOTE:

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

Prior to the IPO, discussed further in Note 14, the Company determined that the predominant scenario was the IPO event. The Company measured the convertible note in its entirety at fair value with changes in fair value recognized as financial income or loss in accordance with ASC 480-10.

On May 17, 2022, the Company finalized its IPO, as discussed in Note 14d and the notes were converted into the Company’s common stock. The following table presents a roll forward of the fair value of the Notes in the year ended December 31, 2022:

December 31, 2022
Fair value at the beginning of the period	$-
Additions	1,847
Change in fair value reported in statement of comprehensive loss	1,753
Conversion to the Company’s common stock	(3,600)
Fair value at the end of the period	$-

The Company recorded Other financial expenses associated with the Convertible Notes during the year ended December 31, 2022, in the amount of $1,753.

NOTE 10 - CONVERTIBLE LOAN:

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

Upon the consummation of the IPO, the CLA was automatically converted into the Company’s common stock based on its contractual terms and conditions. For further information, see Note 14 below.

The following is a roll forward of the fair values:

Year ended December 31
2022
Fair value at the beginning of the year	$4,905
Change in fair value reported in statement of comprehensive loss	1,648
Conversion to the Company’s common stock	(6,553)
Fair value at the end of the period	$-

The Company recorded Other financial expenses associated with the Convertible Loan during the year ended December 31, 2022, in the amount of $1,648.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after December 31, 2023, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of December 31, 2023, the Company had received approximately $14,300 (approximately $15,736 including interest) and repaid approximately $10,275 in such grants.

During the years 2023 and 2022, the Company repaid amounts of $73 and $221, respectively.

As of December 31, 2023, and 2022, the Company had a liability to repay royalties in the amount of approximately $1,062 and $900, respectively.

NOTE 12 – REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued):

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

Voting rights:

The holders of redeemable convertible preferred stock will vote together with, in the same manner and with the same effect as the holders of common stock on all matters on which the holders of common stock shall be entitled to vote. The holders of redeemable convertible preferred Stock shall be entitled to cast such number of votes equal to the number of shares of common stock into which the redeemable convertible preferred stocks are then convertible.

The Company applied the provision of ASC 480-10-S99-3A and classifies the redeemable convertible preferred Stock outside of permanent equity.

As of December 31, 2023, and December 31, 2022, all of the Company’s Redeemable convertible preferred stock were converted to common stock.

NOTE 13 - WARRANTS:

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

Additionally, in connection with the consummation of the IPO and the change of the type of the stock from redeemable preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of December 31, 2023. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares. As of December 31, 2023, and December 31, 2022, the estimated fair value of the Comerica warrants was $8, and it was based on a Black-Scholes option-pricing model.

NOTE 13 - WARRANTS (continued):

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

Upon the consummation of the IPO (as further described in Note 14d below), the Company converted the outstanding warrants issued to Mizrahi into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

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

Upon the consummation of the IPO (as further described in Note 14d below), the Company converted the outstanding warrants issued to Migdalor into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

d)	On May 8, 2023, the Company completed a fund-raising round. Upon the consummation of the Offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. Such warrants were classified as liabilities based on the terms of the underlying agreement. On September 30, 2023, these warrants were reclassified to equity due to an amendment to the warrants’ agreements. See note 14(d) for further details.

e)	On December 20, 2023, the Company completed another fund-raising round. Upon the consummation of the offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. These warrants were classified as equity. See note 14(d) for further details

The table below shows the impact on the statement of comprehensive loss related to the warrants which were classified as liabilities, that the Company issued for the years ended December 31, 2023, and December 31 2022:

	2023	2022
	U.S. dollars in thousands	U.S. dollars in thousands
Outstanding as of January 1	8	2,149
Additions	1,972
Fair value changes	(1,726)	1,049
Warrants amendment	68	-
Conversion to the Company’s common stock	-	(3,190)
Reclassification to equity (see note (14(d))	(314)
Outstanding as of December 31	8	8

The Company recorded “Other financial expenses (income)” during the year ended December 31, 2023, and December 31, 2022, in the amount of $(1,726) and $1,049, respectively.

NOTE 14 - SHAREHOLDERS’ EQUITY:

a.	Share capital (*)

On May 2, 2022, the Company’s Board of Directors approved an amendment to the Company’s Bylaws, stating the number of authorized stocks to be increased, as described below:

a.	Common stock- $0.0001 par value – authorized shares increase to 30,000,000 shares from 11,009,315 shares.

b.	Non-voting common stock- $0.0001 par value-authorized shares remain 2,803,774 shares.

c.	Redeemable Convertible Preferred stock- $0.0001 par value - authorized shares increase to 10,000,000 shares from 7,988,691 shares.

The Company’s issued and outstanding common stocks as of December 31, 2023, and 2022, are 3,007,745 and 1,737,986, respectively.

b.	On May 16, 2022, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. The A&R COI includes the Company’s total authorized shares of 42,803,774, of which 30,000,000 are authorized shares of common stock, 2,803,774 are shares of non-voting common stock and 10,000,000 are shares of redeemable convertible preferred stock.

c.	Initial public offering (*):

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

As a result of the IPO, the Company issued common stock in the transactions described below:

a.	Redeemable convertible preferred stock (see Note 12) - the Company issued 773,108 shares of common stock (on a one (1) for one (1) basis, pursuant to the conversion provisions of the Series A and Series B redeemable Preferred Stock agreements). Upon the conversion, the Company reclassified the Convertible Preferred stock at its carrying amount, from temporary equity, into shareholders’ equity.

b.	Convertible loan agreement (“CLA”) (see Note 10) – the Company issued 163,816 shares of common stock. pursuant to the conversion features of the loan agreement.

Upon such issuance, the Company reclassified the Convertible loan’s carrying amount (which reflected its then current fair value), into shareholders’ equity.

c.	Convertible notes (see Note 9) –The Company issued 90,009 shares of common stock pursuant to the conversion features of the note agreements issued during December 2021 and April 2022.

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

d.	Warrants (See Note 13):

1.	The Company issued 61,756 shares of common stock as a result of the exercise provisions of the detachable warrants granted to Mizrahi-Tefahot Bank as part of the Company’s financing agreement with Bank Mizrahi.

2.	The Company issued 18,000 shares of common stock to Migdalor as a result of the exercise provisions of the detachable warrants granted to Migdalor as part of the loan agreement with Migdalor.

3.	In addition, concurrently with the IPO and in connection with the consummation of the IPO, the Company issued common stock warrants to the underwriters. The warrants are exercisable into 29,487 of the Company’s common shares for an exercise price of $50 per share and can be exercised at any time during a period of 5 years from the issuance date (i.e. until May 17, 2027). The warrants are classified as equity based on the guidance provided under ASC 718-10.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $145. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.01%, a contractual term of 5 years, an expected dividend yield of 0% and a stock price at the issuance date of $19.50 prior to the reverse split.

e.	The Company redeemed 178,377 shares of non-voting common stock at their par value, removing the stock from shareholders’ equity.

(*)	Adjusted to reflect reverse stock split, see note 2(ff).

d.	Offering of common stocks and warrants

a.	On May 8, 2023, the Company completed a fund-raising round in a total gross amount of $3.5 million pursuant to which the Company agreed to issue and sell to Armistice Capital Master Fund Ltd. (the “Holder”) in a private placement (the “Offering”):

1.	190,000 shares of the Company’s common stock, $0.0001 par value;

2.	754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock for an exercise price of $0.0001 which are exercisable (either physically or on a net-cash basis at the Holder’s discretion) immediately upon their issuance until their full exercise. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also has certain rights upon a fundamental transaction (as defined in the agreement) as specified in the agreement. The warrants were classified as equity pursuant to ASC 815-40.; and

3.	warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants”) for an exercise price of $3.58 which are exercisable (physically or upon occurrence of certain events on net-cash basis at the Holder’s discretion) immediately upon their issuance until November 8, 2028. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

The Company determined that the Common Warrants were not indexed to the Company’s own stock and therefore were excluded from equity classification and classified as warrant liabilities. The Common Warrants were measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized as financial income or expense as change in fair value of warrant liabilities in the period of change in the consolidated statements of comprehensive loss.

The Common Warrants were recorded at fair value on May 8, 2023, at $1,972, and the residual value was allocated to the common stock and pre-funded warrants which were classified as equity.

The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 3.49%, a contractual term of 5.5 years and a stock price at the issuance date of $3.70.

On September 30, 2023, the Company remeasured the common warrants at a fair value of $246.

The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 54%, a risk-free rate of 4.60%, a contractual term of 5.1 years and a stock price of $1.10.

The Company recorded other financial income (expenses) during 2023, in the amount of $1,726, in connection with the revaluation of these warrants to their fair value.

On September 30, 2023, the Company and the Holder entered into a Common warrants amendment agreement (the “Amendment”) to amend the Common warrants to purchase up to 944,670 shares of the Company’s common stock, par value $0.0001 issued to the Holder. The Amendment made certain adjustments to the definition of a “Fundamental Transaction” in Common Warrant agreement. Additionally, the Amendment increased the number of Common Warrants to include an additional 55,000 Common warrants and changed the exercise price of the Common Warrants to $2.75.

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

As a result of the Amendment, the Company recorded other financial expenses in 2023, in the amount of $68.

During July and August 2023, the Holder elected to exercise 754,670 of the pre-funded warrant. The total exercise price in the amount of $0.0755 was paid in cash.

Offering Costs related to May 2023 fund-raising:

Upon the consummation of the Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $291. The Company has also granted to the Underwriter upon the consummation of the Offering, warrants to purchase up to 66,127 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 14d), except for the exercise price which reflected 125% of the share price in the Offering ($4.6313). The warrants are classified as mezzanine equity.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $104. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 56%, a risk-free rate of 3.29%, a contractual term of 5.5 years and a stock price at the issuance date of 3.58.

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

Out of the total offering costs, an amount of $223 related to the issuance of the Common Warrants was recognized as a financial expense in the Consolidated statement of comprehensive loss, and an amount of $172 related to the issuance of the Common stocks and the prefunded warrants was recognized in equity.

The allocation of total offering costs between the warrants, common stocks and prefunded warrants was in the same proportion as the allocation of the total proceeds from the offering.

b. On December 20, 2023, the Company completed a fund-raising round in a total gross amount of $1.5 million pursuant to which the Company agreed to issue and sell to the Holder in December’s private placement (the “Second Offering”):

1.	301,000 shares of the Company’s common stock, $0.0001 par value;

2.	970,187 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 970,187 shares of Common Stock for an exercise price of $0.0001 which are exercisable (either physically or on a net-cash basis at the Holder’s discretion) immediately upon their issuance until their full exercise. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also has certain rights upon a fundamental transaction (as defined in the agreement) as specified in the agreement.

3.	warrants to purchase up to 1,271,187 shares of Common Stock (“Common Warrants”) for an exercise price of $1.18 which are exercisable (physically or upon occurrence of certain events on a net-cash basis at the Holder’s discretion) immediately upon their issuance until June 20, 2029. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

In connection with the Second Offering, the Company also has agreed to amend the existing warrants to purchase up to an aggregate of 999,670 shares of the Company’s common stock that were previously issued in May 2023 (and amended in November 2023) at an exercise price of $2.75 per share, such that effective on the date of shareholder approval to amend the warrants, the amended warrants will have a reduced exercise price of $1.18 per share. In the event that the Shareholder Approval is not obtained, the warrant amendment shall be null and void and the provisions of the existing warrants shall remain unchanged. As of December 31, 2023, the shareholder approval was not obtained.

The common stock, pre-funded warrants and the warrants were classified as equity pursuant to ASC 815-40.

Offering Costs related to December 2023 fund-raising:

Upon the consummation of the Second Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $129. The Company has also granted to the Underwriter upon the consummation of the Second Offering, warrants to purchase up to 88,983 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 14c.), except for the exercise price which reflect 125% of the share price in the Second Offering ($1.475). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $55. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 57%, a risk-free rate of 3.86%, a contractual term of 5.5 years and a stock price at the issuance date of 1.18.

The total Second Offering costs in the amount of $230 was recognized in equity.

e.	Stock repurchase program (*)

On November 17, 2022, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to $1.0 million of its outstanding common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements.

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

During 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50.

f.	Share-based compensation (*)

On June 30, 2015, the Company adopted the 2015 Equity Incentive Plan (“the 2015 Plan”).

Under the 2015 Plan, the Board of Directors may grant up to 280 Incentive Share Options, Non-statutory shares options, share appreciation rights, restricted share and restricted share units (RSU’s) to employees, directors, and consultants. The exercise price of an option cannot be less than 100% of the fair market value of the underlying share of common stock on the date of grant for incentive share options (not less than 110% of the fair market value for shareholders owning more than 10% of all classes of share) as determined by the Board of Directors. The maximum option term is 10 years (five years for shareholders owning more than 10% of all classes of share). The 2015 Plan grants the Board of Directors the discretion to determine when the options granted become exercisable.

In January 2016, the Company’s Board of Directors approved an additional quantity of 22 share options permitted to be granted under the 2015 Plan.

Pursuant to the current Section 102 of the Israeli Tax Ordinance, which came into effect on January 1, 2003, options and RSUs may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). The Subsidiary elected to grant its options and RSU’s through a trustee. As a result, the Subsidiary will not be allowed to claim as an expense for tax purposes in Israel the amounts credited to the employee as capital gains to the grantees, although it will generally be entitled to do so in respect of the salary income component (if any) of such awards when the related tax is paid by the employee.

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

1)	During the years ended December 31, 2023, and December 2022, the following awards were granted:

Award Type (2015 Plan)	Number of Awards in 2023	Number of Awards in 2022 (*)	Vesting Conditions	Expiration Date
Options	400	16,778	Over 4 years from grant date-25% every year (from the second year- 2.08% each month)	10th anniversary of Grant Date
RSU	45,100	59,200	Over 3 years from grant date

2)	A summary of the Company’s share option activity under option plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2023	96,459	$4.89	5.34
Granted	400	$1.48	9.71
Exercised	(2,489)	$0.90
Forfeited	(6,606)	$22.74

Outstanding – December 31, 2023	87,764	$3.63	4.11

Exercisable – December 31, 2023	80,064	$2.36	3.67

	Number of Options (*)	Weighted- Average Exercise Price (*)	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2022	89,049	$1.52	5.43
Granted	16,778	$21.96
Exercised	(7,775)	$0.81
Forfeited	(1,593)	$15.09

Outstanding – December 31, 2022	96,459	$4.89	5.34

Exercisable – December 31, 2022	77,196	$1.48	4.36

No income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised share options.

See also above regarding warrants granted to the underwriters upon the consummation of the IPO in consideration for their underwriting services.

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

3)	The following table summarize information as of December 31, 2023, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2023	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2023	Weighted average remaining contractual life (years)
0.64	30,309	1.61	30,309	1.61
1.06	43,461	4.44	43,402	4.43
1.48	400	9.71	100	9.71
5.78	5,500	8.96	1,750	8.96
13.62	3,894	7.41	2,524	7.41
40.00	4,200	8.72	1,979	8.72
	87,764		80,064

3)	The following table summarize information as of December 31, 2022, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2022 (*)	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2022	Weighted average remaining contractual life (years)
0.64	31,236	2.61	31,236	2.61
1.06	44,989	5.43	43,752	5.39
5.78	8,843	9.96	-	-
13.62	3,891	8.41	1,547	8.41
40.00	7,500	9.72	661	9.72
	96,459		77,196

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common shares on December 31, 2023 and the exercise price, multiplied by the number of options that would have been received by the option holders had all option holders exercised their options on such date) as of December 31, 2023, and December 31, 2022, was $17 and $291, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, and December 31, 2022, was $6 and $27, accordingly.

The weighted average grant-date fair value of the share options granted during the year ended December 31, 2022 was $4.20, based on the Black-Scholes option-pricing model.

Key assumptions used to estimate the fair value of the share options granted during the year ended December 31, 2022 included:

2022
Expected term of options (years)	10
Expected common stock price volatility**	54%
Expected dividend rate	0%
Risk-free interest rate	3.21%-3.25%

**	The expected volatility was based on the historical stock prices of publicly traded comparable companies.

NOTE 14 - SHAREHOLDERS’ EQUITY (continued):

4)	Share-based compensation expense for share options in the consolidated statements of comprehensive loss is summarized as follows:

	Year Ended December 31,
	2023	2022
Cost of revenues	3	3
Research and development	23	26
Sales and marketing	11	11
General and administrative	11	12
Total Share-based compensation expense	48	52

5)	Restricted Stock Units (RSUs)

During 2023 and 2022, the Company issued RSUs to Directors, officers, consultants and employees.

The RSUs are vested over a three-year period.

The grant-date fair value of the RSUs granted was based on the Company’s common stock price at the time of grant.

A summary of the Company’s RSUs activity under option plans is as follows:

	Year ended December 31, 2023		Year ended December 31, 2022
	Number of RSUs	Weighted- Average Grant Date Fair Value	Number of RSUs (*)	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	59,200	$16.20	-	-
Granted during the year	43,100	$3.33	59,200	$16.20
Vested during the year	(29,520)	12.36	-	-
Forfeited during the year	(1,500)	16.20	-	-
Outstanding at the end of the year	71,280	$10.35	59,200	$16.20

Share-based compensation expense for RSUs in the consolidated statement of comprehensive loss is summarized as follows:

	Year Ended December 31
	2023	2022
	U.S. dollars in thousands
Cost of revenues	9	3
Research and development	53	18
Sales and marketing	47	12
General and administrative	220	135
Total Share-based compensation expense	329	168

As for the share-based compensation granted to the underwriter in connection with the offering of common stocks and warrants, see 14d above.

*	Adjusted to reflect reverse stock split, see note 2(ff).

NOTE 15 - INCOME TAXES:

a.	The Company and its Subsidiary are subject to U.S. and Israeli income tax laws.

b.	The US entity is subject to a federal income tax rate of 21% in 2019 and thereafter and State taxes of 9%. The Subsidiary is subject to ordinary corporate income tax rate of 23% in 2019 and thereafter.

c.	Carryforward tax losses:

As of December 31, 2023, the Company has net operating loss carry forwards of approximately $2,966. In addition, the Company has loss carry forward of approximately $4,410, which the Company did not perform a qualification test for and has certain doubts regarding their qualification, and therefore the Company has not recorded deferred tax assets due to these losses.

As of December 31, 2023, the Company’s subsidiary has net operating loss carry forwards of approximately $121.1 million. Net operating loss carry forwards relating to activity in Israel have an indefinite carry forward period.

Utilization of the U.S. federal and state net operating losses may be subject to a substantial limitation due to the change in ownership limitations provided by the Internal Revenue Code of 1986, as amended and similar to state provisions. The annual limitation may result in the expiration of the net operating losses and credits before their utilization.

d.	Loss before taxes on income are comprised as follows:

	Year Ended December 31
	2023	2022
	U.S. dollars in thousands
Domestic	82	(4,535)
Foreign Subsidiary	(6,368)	(6,447)
Total	(6,286)	(10,982)

e.	Reconciliation of the theoretical tax expense to actual tax expense:

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

f.	The Company’s major tax jurisdictions are the United States and Israel. Due to unutilized net operating losses and research credits, the tax years from 2017 remain open and subject to examinations by the appropriate governmental agencies in the United States. For the Company’s subsidiary, the tax years from 2017 and later remain open for examination by the tax authorities.

g.	The components of the Company’s net deferred tax assets were as follows:

	Year Ended December 31
	2023	2022
	U.S. dollars in thousands
Deferred tax assets (liabilities):
Loss carryforwards	28,746	27,932
Valuation allowance	(28,746)	(27,932)
Total net deferred tax assets	-	-

The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31
	2023	2022
	U.S. dollars in thousands

Valuation allowance at beginning of year	27,932	31,049
Changes in valuation allowance	814	(3,117)
Valuation allowance at end of year	28,746	27,932

NOTE 16 - BASIC AND DILUTED LOSS PER SHARE: (*)

Basic net loss per share is computed using the weighted average number of common stock, Pre-Funded Warrants to purchase shares of Common Stock for an exercise price of $0.0001 which are exercisable immediately and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible redeemable preferred stock, and convertible loan using the “if-converted” method, by adding to net loss the change in the fair value of the convertible loan, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of these instruments. For further details on the effects on the instruments described below, please see note 14 above.

Options to purchase 87,764 and 96,459 shares of common stock at an average exercise price of $3.63 and $4.89 per share were outstanding as of December 31, 2023, and December 31, 2022, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSU’s to purchase 71,280 and 59,200 shares of common stock at an average grant date fair value of $10.35 and $16.20 per RSU were outstanding as of December 31,2023, and December 31, 2022, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants convertible into 2,462,759 and 36,792 of the Company’s common stock were outstanding as of December 31, 2023, and 2022 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share (See Note 14(d)).

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Year Ended December 31,
	2023		2022
Numerator:
Net loss		$(6,286)		$(10,982)
Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders		2,178,178		1,160,367

Pre-Funded warrants to purchase common shares		225,631		-
Fully vested RSUs outstanding used in computing net loss per share attributable to common shareholders		8,908		1,757
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders		2,412,717		1,162,124
Net loss per share attributable to common shareholders – basic and diluted	$	(*)(2.61)	$	(*)(9.45)

*	Adjusted to reflect reverse stock split, see note 2(ff).

NOTE 17 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

The following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the customers:

	Year Ended December 31
	2023	2022
	U.S. dollars in thousands
North America	2,524	4,348
Europe, the Middle East and Africa	2,532	3,999
Asia Pacific	512	484
Israel	38	-
	5,606	8,831

b.	Revenues from contract liability:

	December 31, 2023	December 31, 2022
Opening balance	$648	$673
Revenue recognized that was included in the contract liability balance at the beginning of the period	(544)	(593)
Additions	356	568
Remaining performance obligations	$460	$648

As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $385, and the Company will recognize this revenue over the 12-18 months.

c.	The Company’s long-lived assets are located as follows: Property and Equipment, net and Operating lease right of use assets

	December 31
	2023	2022
	U.S. dollars in thousands
Israel	788	335
North America	191	471
	979	806

NOTE 17 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	December 31, 2023
	%	Revenues
	U.S. dollars in thousands
Customer B	16%	911
Customer D	10%	583

	December 31, 2022
	%	Revenues
	U.S. dollars in thousands
Customer B	33%	3,021
Customer E	16%	1,475
Customer F	11%	1,009

The majority of the Company’s revenues are recognized at a point in time.

NOTE 18 – OTHER FINANCIAL INCOME (EXPENSES), NET:

	Year Ended December 31
	2023	2022
	U.S. dollars in thousands
Change in convertible loan fair value	-	(1,648)
Change in convertible note fair value	-	(1,753)
Change in warrants’ fair value	1,658	(1,049)
Exchange rates differences	313	506
Offering costs of warrants liabilities	(223)	-
Other	95	(107)
	1,843	(4,051)

NOTE 19 - RELATED PARTY TRANSACTIONS: (*)

a)	On February 20, 2015, the Company made a loan to the CEO, in the principal amount of $106, which loan was evidenced by a secured, non-negotiable promissory note. In April 2022, the Company entered into a Securities Purchase and Loan Repayment Agreement with the CEO, pursuant to which the CEO sold to the Company 27,699 shares for a purchase price equal to $4.55 per share for an aggregate purchase consideration of $126. In lieu of paying the CEO the Purchase Consideration for the shares in cash, the Purchase Consideration was used to repay in full the outstanding loan amount and accrued interest owed to the Company by the CEO, and the promissory Note was terminated. Additionally, due to the fact that the Company repurchased the CEO’s shares for a price per share which exceeded the underlying common stock fair value by $0.55, the Company has also recognized compensation costs attributable to the CEO’s past services to the Company. The Company has recognized the repurchased shares as treasury shares at the cost that represents the then-current market value of the repurchased shares.

NOTE 19 - RELATED PARTY TRANSACTIONS (*) (continued):

b)	As part of the Shareholder Agreement (the “SHA”), commencing on February 15, 2015, the company was paying one of its shareholders a monthly management fee of $5. The Company and the shareholder agreed to amend the agreement with the shareholder to replace the monthly payment with a success-based fees, effective on January 1, 2020. The amendment offers success-based fee of up to $150 on funding of up to $4,000. During January 2022, the Company paid the shareholder an amount of $100 related to the amendment, and by June 2022 the Company paid the shareholder an additional amount of $50. In aggregate, including the $100 paid in January, the shareholder received an amount of $150 pursuant to the amendment to the shareholder’s agreement. The Company recorded the payments partially as an incremental expense related to the IPO and partially as operating expenses. As of December 31, 2022, the agreement has terminated.

c)	In March 2017, the Company issued a convertible loan to investors (see note 10). The Company’s CEO participated in the convertible loan in an amount of $26 and received identical terms and conditions as other investors of the convertible loan.

On May 17, 2022, the Company finalized its IPO offering (see Note 14c) and the convertible loan was converted into shares of common stock.

d)	On December 15, 2022, the Company issued 59,200 Restricted Stock Units (“RSUs”) to Directors, officers, consultants and employees. The CEO received an amount of 12,500, the CFO received an amount of 2,500 and the Directors 10,000.

*	Adjusted to reflect reverse stock split, see note 2(ff).

NOTE 20 - SUBSEQUENT EVENTS:

a.	On January 15, 2024, the Subsidiary entered into a credit agreement with Bank Mizrahi-Tefahot. The Credit Agreement provides for a $1.5 million credit facility available to be used by the Subsidiary (“New Credit Facility”). Under the New Credit Facility, which will be secured by the Subsidiary’s customer receivables, the Subsidiary will pay an annual fixed interest at a Federal SOFR rate plus 5.5% on any amount withdrawn under the New Credit Facility. The New Credit Facility, at an annual fixed interest rate of 1.5% for unused credit amount, expires on December 27, 2024, subject to extension.

Under the Credit Agreement, the Company is permitted to draw upon the New Credit Facility for so long as the following conditions continue to be met:

(a)	Throughout the duration of the New Credit Facility, the outstanding extended credit under it does not exceed 80% of the aggregate amount of the open customer invoices securing the New Credit Facility;

(b)	customer invoices are payable within 90 days from the date of the Company’s monthly report to the Lender; and

(c)	no single customer of the Company may account for open customer invoices securing over 30% of the total borrowed amount under the New Credit Facility.

b. In February 2024, the Subsidiary performed a partial early repayment of the New Loan in the amount of ILS 2,000,000 (approximately $550,000).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation on Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of December 31, 2023, the end of the period covered by this Annual Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of the period covered by this Annual Report on Form 10-K due to the material weakness discussed below.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. . Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 given the existence of the previously identified material weakness described below having not been remediated as of year-end.

Material Weakness

We have identified one material weakness in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, that had not been remediated as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our CEO and CFO, concluded that, as of December 31, 2023:

We lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to maintain appropriate segregation of duties in our finance and accounting functions.

Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.

Remediation Plan and Status

We have taken and intend to continue to take actions to remediate the material weakness described above. To remediate this material weakness, we continue to map, document and test our internal controls (recently, with the assistance of a third-party accounting firm with specific expertise in SOX compliance), and accordingly, we continued to make progress in our internal controls plan. Among other procedures, management has executed the following remedial actions:

●	Hired new financial experts and increasing the number of financial personnel.

●	Continued to map, document and test our internal controls, with the assistance of a third-party accounting firm with specific expertise in SOX compliance.

●	Implemented new control procedures over certain areas identified as requiring enhancement in order to address the lack of a sufficient number of finance personnel to allow for adequate segregation of duties.

In addition to the actions underway, we plan to continue enhancements to our internal controls over financial reporting in 2024. Additional remedial actions include:

●	Maintain or increase the level and design of segregation of duties, including maintaining or growing the quality and number of finance personnel

●	Continue to document and test annually our internal control over financial reporting

●	Continue engagement with an outside accounting firm with specific SOX and Internal Control expertise

●	Continued hiring of additional accounting, information technology, and internal controls resources who possess public company accounting, auditing and reporting expertise

The actions we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

In addition to the items noted above, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee and an expert outside consultant, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weakness.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

Notwithstanding the material weakness set forth above, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the fourth quarter of 2023, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Tuvia Barlev	Chief Executive Officer	12/15/2023 (2)	The earlier of 6/1/2024 or when $10,000 notional amount of shares are purchased	$10,000	(3)

(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2)	The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3)	The 10b5-1 purchase plan will expire upon the earlier of 6/1/2024 or when $10,000 notional amount of shares of common stock are purchased.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Annual Report:

Name	Age	Position
Tuvia Barlev	62	Chief Executive Officer, Secretary and Chairman of the Board
Yoav Efron	55	Chief Financial Officer
Eyal Aharon	51	Vice President R&D
Michal Winkler-Solomon	56	Vice President Marketing
Yaron Altit	54	EVP Sales Intl.
Hemi Kabir	54	Vice President, Operations
Brett Harrison	59	Senior Vice President of Sales, North Americas
Elad Domanovitz	45	Chief Technology Officer
Israel Niv(1)(2)(3)	70	Director
Joseph Moscovitz	69	Director
Dr. Naama Halevi-Davidov(1)(2)(3)	53	Director
Noemi Schmayer(1)(2)(3)	56	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Brett Harrison, Senior Vice President of Sales, North Americas

Mr. Harrison brings more than 20 years of experience including sales leadership, strategy and business development in various technology fields such as communications and cyber security. Prior to joining the Company, since September 2022, Mr. Harrison was the President of Sage Holdings, LLC. From June 2020 until August 2022, Mr. Harrison was the RVP of Sales at Palo Alto Networks. From June 2019 until June 2020, Mr. Harrison served as the VP of North American Banking Service Sales at NCR Corporation. From January 2017 until June 2019, Mr. Harrison served as the VP of Telco Sales at Check Point Software Technologies. From October 2012 until January 2017, Mr. Harrison served as a Vice President of Sales at Avaya. From October 2002 until January 2012, Mr. Harrison served as the VP of Sales at the Company. Mr. Harrison holds a Bachelor of Science degree in Electronics from Chapman University.

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

Noemi Schmayer, Director

Ms. Schmayer began serving on our board of directors following our IPO in May 2022. Ms. Schmayer acted as a Senior Partner and Head of the High-tech and global corporations in one of the five largest law firms in Israel. Since then, Ms. Schmayer has been counseling companies and individuals regarding mergers & acquisitions, investments and strategy, and serves as a director of several board of directors including serving as the external director of Somoto Ltd (publicly traded on the Tel Aviv Stock Exchange under the name Nostromo Energy Ltd) and served as legal counsel for Smart Shooter Ltd. Ms. Schmayer is a renowned specialist in corporate law, corporate finance, cross-border transactions, and commercial law. Ms. Schmayer wields particular expertise in M&A, finance transactions, and complexed commercial contracts in High-tech and Biotech. Ms. Schmayer received an LLB in law from Tel Aviv University.

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

Each of the directors of the Company were elected pursuant to the provisions of the Stockholders Agreement and our Certificate of Incorporation in effect prior to the IPO. Tuvia Barlev had a right under the Stockholders Agreement to designate one director. Dr. Niv was elected by the holders of the majority of the Series A Preferred Stock. Joseph Moscovitz, Naama Halevi-Davidov, and Noemi Schmayer were elected by both the majority of our outstanding common stock and the holders of the majority of the Series A Preferred Stock and Series Preferred B Stock. The Stockholders Agreement was terminated in connection with our IPO and going forward, each of the directors were appointed by the holders of the majority of our outstanding common stock pursuant to the provisions of our Certificate of Incorporation, with (i) directors in Class I, consisting of Noemi Schmayer, to stand for election at the Annual Meeting to be held in 2026; (ii) directors in Class II, consisting of Joseph Moscovitz and Naama Halevi-Davidov, to stand for election at the annual meeting of stockholders to be held in 2024; and (iii) directors in Class III, consisting of Israel Niv and Tuvia Barlev, to stand for election at the annual meeting of stockholders to be held in 2025.

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

Each of the directors of the Company were elected pursuant to the provisions of the Stockholders Agreement and our Certificate of Incorporation in effect prior to the IPO. Tuvia Barlev had a right under the Stockholders Agreement to designate one director. Dr. Niv was elected by the holders of the majority of the Series A Preferred Stock. Joseph Moscovitz, Naama Halevi-Davidov, and Noemi Schmayer were elected by both the majority of our outstanding common stock and the holders of the majority of the Series A Preferred Stock and Series Preferred B Stock. The Stockholders Agreement was terminated in connection with our IPO and going forward, each of the directors were appointed by the holders of the majority of our outstanding common stock pursuant to the provisions of our Certificate of Incorporation, with (i) directors in Class I, consisting of Noemi Schmayer, to stand for election at the Annual Meeting to be held in 2026; (ii) directors in Class II, consisting of Joseph Moscovitz and Naama Halevi-Davidov, to stand for election at the annual meeting of stockholders to be held in 2024; and (iii) directors in Class III, consisting of Israel Niv and Tuvia Barlev, to stand for election at the annual meeting of stockholders to be held in 2025.

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

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter that has been approved by the board. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee’s charter will be available under the Corporate Governance section of our website at www.actelis.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Audit Committee

The members of our audit committee are Israel Niv, Naama Halevi-Davidov, and Noemi Schmayer, with Naama Halevi-Davidov serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Naama-Halevi Davidov is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The audit committee, among other things:

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE AND DIRECTOR COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to (1) the individual who served as our principal executive officer during fiscal year 2023 and 2022; and (2) our next most highly compensated executive officer who earned more than $100,000 during fiscal year 2023 and were serving as executive officers as of December 31, 2023. We refer to these individuals in this Annual Report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tuvia Barlev	2023	298,000	163,000	—	—	—	—	13,834	475,885
Chief Executive Officer and Chairman	2022	250,000	125,000	500,000	—	—	—	11,603	886,603
Yoav Efron	2023	183,727	36,500	—	—			16,337	236,564
Chief Financial Officer	2022	172,614	85,000	100,000	—			26,934	384,548
Yaron Altit	2023	132,381	62,790	11,760	—	—	—	21,584	228,515
Executive Vice President, International Sales	2022	121,850	82,865	3,840	—	—	—	20,885	229,440

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by the executive officers named above at the fiscal year ended December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
Tuvia Barlev
Chief Executive Officer and Chairman	—		—		—	—	4,167	(1)	$4,667
Yoav Efron	10,700	(2)	—		$1.058	02/08/2028	—		—
Chief Financial Officer	1,630		544	(3)	$13.616	05/27/2031	—		—
	—		—		—	—	834	(4)	$934
Yaron Altit	5,255	(5)	—		$1.058	06/08/2027	—		—
Executive Vice President, International Sales	5,445	(6)	—		1.058	05/08/2028
	—		—		—	—	533	(7)	$597
							4,000	(8)	4,480

(1)	The RSUs vests annually in three equal tranches, with the first tranche vesting on May 17, 2023, the second tranche vesting on May 17, 2024, and the last tranche vesting on May 17, 2025.
(2)	This option grant was vested in full on December 7, 2021.
(3)	25% of these options vested on May 27, 2022, with the remaining 75% vesting monthly thereafter.
(4)	The RSUs vests annually in three equal tranches, with the first tranche vesting on May 17, 2023, the second tranche vesting on May 17, 2024, and the last tranche vesting on May 17, 2025
(5)	This option grant was vested in full on June 12, 2021.
(6)	This option grant was vested in full on February 1, 2022.
(7)	The RSUs vests annually in three equal tranches, with the first tranche vesting on September 29, 2023, the second tranche vesting on September 29, 2024, and the last tranche vesting on September 29, 2025.
(8)	The RSUs vests annually in three equal tranches, with the first tranche vesting on June 14, 2024, the second tranche vesting on June 14, 2025, and the last tranche vesting on June 14, 2026.

Health, Welfare and Retirement Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, and life and disability insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “-401(k) Plan.” Our employees in Israel are eligible to participate by law in the company’s retirement, training and health benefits.

401(k) Plan

We maintain a defined contribution employee retirement plan (“401(k) plan”), for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”), and is also intended to qualify as a safe harbor plan. During 2023, we made matching contributions of 100% of the amount of each participant’s contributions, up to 0.5% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

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

In May 2022, the Company approved an increase to Mr. Barlev’s salary, effective upon completion of the IPO, to $300,000 with performance bonuses of an additional $260,000. In addition, Mr. Barlev received a bonus of $125,000 following the IPO and is entitled annually to receive $500,000 of RSUs under the Company’s 2015 Plan. For the fiscal year of 2023, Mr. Barlev was not granted these RSUs.

In May 2023, the Company approved an increase to Mr. Barlev’s salary to $330,000, effective as of April 1,2023. In addition, Mr. Barlev was granted an additional 27,500 RSUs, and a $163,801 bonus for 2022. However, Mr. Barlev decided not to apply his approved salary increase. In addition, in September 2023 the board indefinitely delayed the grant of 27,500 RSUs to Mr. Barlev.

Mr. Barlev’s employment agreement provides that that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreement), if he terminates his employment for “Good Reason” (as defined in the employment agreement), or following his death or permanent disability. In any event in which Mr. Barlev is entitled to severance pursuant to these provisions, we shall continue to pay Mr. Barlev his then-in-effect base salary and provide benefit continuation at our expense for a period of nine months from the date of termination of employment. Any severance payable to Mr. Barlev shall be payable in equal instalments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

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

In May 2022, the Company approved an increase to Mr. Efron’s salary, effective upon completion of the IPO, to $187,000 through both employment agreements (which the subsidiary agreement is effected by the currency exchange rates) with performance bonuses of an additional $50,000. In addition, Mr. Efron received a one-time $85,000 bonus upon completion of the IPO and is entitled annually to receive $100,000 of RSUs. For the fiscal year of 2023, Mr. Efron was not granted these RSUs.

In May 2023, the Company approved an increase to Mr. Efron salary to $205,000, effective as of April 1,2023. In addition, Mr. Efron was granted an additional 5,500 RSUs, and a $36,500 bonus for 2022. However, Mr. Efron decided not to apply his approved salary increase. In addition, in September 2023 the board indefinitely delayed the grant of 5,500 RSUs to Mr. Efron.

Mr. Efron employment agreements provide that that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreements), if he terminates his employment for “Good Reason” (as defined in the employment agreements), we shall continue to pay Mr. Efron his then-in-effect base salary and provide benefit continuation at our expense for a period of nine months from the date of termination of employment following an acquisition of us. Any severance payable to Mr. Efron shall be payable in equal instalments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Executive Vice President, International Sales

Employment Agreement, as amended, with Mr. Yaron Altit

On June 19, 2017, we entered into an at-will employment agreement with Mr. Yaron Altit, and of which remains in effect as of the date of this Annual Report. On April 2023, the Company approved an increase to Mr. Altit’s salary, effective March 1, 2023 to a monthly salary of 42,000 NIS. Additionally, Mr. Altit will receive 4,000 RSU pending board approval.

Either party shall be entitled to terminate the employment agreement by providing written notice to the other party at least 90 days in advance. In the event Mr. Altit resigns without giving prior notice, the Company reserves the right to deduct any owed amounts, including salary, equivalent to the salary he would have been entitled to receive had he been employed during the notice period.

The Company reserves the right to terminate the employment agreement without the need for prior notice for “good cause” as defined in the employment agreement.

Director Compensation

Our Board adopted a non-employee director compensation policy pursuant to which each of our directors who is not an employee or consultant of our company will be eligible to receive an annual cash retainer of $10,000 for his or her service on our board of directors and an annual cash retainer of $2,000 for his or her service on a committee of our board of directors, with the chairperson of each committee receiving an additional $3,000 annually. Additionally, following the IPO, as compensation for serving on the Board, Dr. Naama Halevi-Davidov, Israel Niv, Noemi Schmayer and Joseph Moscovitz were each granted 2,500 RSUs, of which shall fully vest over 36 months, subject to each member’s continued service on the Board. Furthermore, in connection with the IPO, on March 22, 2023, Compensation Committee of the Board approved, and thereafter, on May 2, 2023, the entire Board approved and ratified the annual issuance of RSUs worth $100,000 at their time of their grant to each of our members of the Board, Dr. Naama Halevi-Davidov, Israel Niv, Noemi Schmayer and Joseph Moscovitz (the “Annual RSU Grants”). The Annual RSU Grants shall fully vest over 36 months, subject to each member’s continued service on the Board, as compensation for serving on the Board. Each Annual RSU Grant will be subject to their availability under the Plan. The members of the Board did not receive any new grants of options during 2023.

Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. The compensation of Mr. Barlev as a named executive officer is set forth in the section above; he does not receive any additional compensation for his service as the Chairman of the Board.

For the year ended 2023, our non-employee directors were compensated as follows in the table below:

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Israel Niv	2023	$19,000	—	$—	$19,000
Dr. Naama Halevi-Davidov(1)(2)	2023	$19,000	—	—	$19,000
Joseph Moscovitz	2023	$10,000	—	$—	$10,000
Noemi Schmayer	2023	$19,000	—	$—	$19,000

Director and Officer Liability Insurance

We have purchased following the IPO, and intend to review in May 2024, our director and officer liability insurance that provides financial protection for our directors and officers in the event that they are sued in connection with the performance of their services and also provides employment practices liability coverage, which insures for harassment and discrimination suits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 20, 2024 of:

●	each of our directors and executive officers; and

●	each person known to us to beneficially own 5% of our Common Stock on an as-converted basis.

The calculations in the table are based on 3,020,268 common shares issued and outstanding as of March 20, 2024, including treasury shares.

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

Name of Beneficial Owner(1)	No. of Shares * Beneficially Owned		% of Class
Tuvia Barlev(2)	169,872		5.6%
Yoav Efron(3)	14,319		*
Eyal Aharon(4)	4,799		*
Yaron Altit(5)	10,967		*
Michal Winkler-Solomon(6)	4,516		*
Hemi Kabir(7)	5,357		*
Israel Niv(8)	68,472		2.3%
Elad Domanovitz(9)	5,632		*
Noemi Schmayer(10)	1,666		*
Joseph Moscovitz(11)	1,666		*
Dr. Naama Halevi-Davidov(12)	1,666		*
Brett Harrison	—		—
All executive officers and directors as a group (12 persons)	288,855		9.6%

5% Stockholders
Armistice Capital Master Fund, Ltd.(13)	301,000	(14)	9.99	%(14)

*	Less than 1%
(1)	Unless otherwise noted, the business address of the following entities or individuals is 4039 Clipper Court, Fremont, CA 94538.
(2)	Consists of (i) 161,539 shares of common stock held by Mr. Barlev and (ii) 8,333 shares of common stock issuable upon the vesting of RSUs issued to Mr. Barlev which options are exercisable within 60 days from March 20, 2024.
(3)	Consists of (i) 323 shares of common stock held by Mr. Efron; (ii) 12,330 shares of common stock issuable upon the exercise of options and (iii) 1,666 RSUs, each issued to Mr. Efron which options are exercisable within 60 days from March 20, 2024.
(4)	Includes (i) 4,132 shares of common stock issuable upon the exercise of options and (ii) 667 RSUs, each issued to Mr. Aharon which options are exercisable within 60 days from March 20, 2024.
(5)	Includes (i) 10,700 shares of common stock issuable upon the exercise of options and (ii) 267 RSUs, each issued to Mr. Altit which options are exercisable within 60 days from March 20, 2024.

(6)	Includes (i) 4,116 shares of common stock issuable upon the exercise of options and (ii) 400 RSUs issued to Ms. Winkler Solomon which options are exercisable within 60 days from March 20, 2024.
(7)	Includes (i) 4,823 shares of common stock issuable upon the exercise of options and (ii) 534 RSUs, each issued to Mr. Kabir which options are exercisable within 60 days from March 20, 2024.
(8)	Consists of (i) 45,856 shares of common stock held by The Niv Family Trust, for which the Reporting Person and his spouse serve as trustees; (ii) 13,939 shares of common stock held by Sharon Hava Niv 2015 Family Trust for which Mr. Niv and his spouse serve as trustee; (iii) 7,011 shares of common stock issuable upon the exercise of options; and (iv) 1,666 RSUs issued to Mr. Niv which options are exercisable within 60 days from March 20, 2024.
(9)	Includes (i) 5,232 shares of common stock issuable upon the exercise of options and (ii) 400 RSUs, each issued to Mr. Domanovitz which options are exercisable within 60 days from March 20, 2024.
(10)	Includes 1,666 shares of common stock issuable upon the exercise of options issued to Ms. Schmayer which options are exercisable within 60 days from March 20, 2024.
(11)	Includes 1,666 shares of common stock issuable upon the exercise of options issued to Mr. Moscovitz which options are exercisable within 60 days from March 20, 2024.
(12)	Includes 1,666 shares of common stock issuable upon the exercise of options issued to Dr. Halevi-Davidov which options are exercisable within 60 days from March 20, 2024.
(13)	The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Investor; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The business address of the Master Fund is c/o Armistice Capital, LLC, 510 Madison Ave, 7th Floor, New York, NY 10022.
(14)	Represents 301,000 shares of common stock. Does not include (i) 944,670 shares of common stock issuable upon the exercise of warrants issued in May 2023, (ii) 55,000 shares of common stock issuable upon the exercise of warrants issued in September 2023, (iii) 970,187 shares of common stock issuable upon the exercise of pre-funded warrants issued in December 2023, and (iv) 1,271,187 shares of common stock issuable upon the exercise of warrants issued in December 2023. All of these warrants are subject to a beneficial ownership limitation of 4.99%, which such limitation restrict the Master Fund from exercising that portion of the warrants that would result in the Master Fund and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan(1)	159,044	$2.36	90,356
Equity compensation plans not approved by security holders	—	—	—
Total	159,044	$2.36	90,356

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

2015 Equity Incentive Plan

The 2015 Equity Incentive Plan, or the Plan, was adopted by our Board, on May 10, 2015. The Plan provides for the grant of equity-based incentive awards to our employees, directors, and consultants in order to incentivize them to increase their efforts on behalf of our Company and to promote the success of our business.

Authorized Shares. As of the date of this Annual Report, there are 98,174 options to purchase shares of common stock reserved and available for grant under the Plan. Common stock subject to options granted under the Plan that expire or become unexercisable without having been exercised in full will become available again for future grant or sale under the Plan.

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

Related Party Transaction Policy

We adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2023	2022
Audit fees (1)	$255,938	$270,000
Audit related fees (2)	39,463	7,000
Tax fees	15,571	-
All other fees	-	-
Total	$310,972	$277,000

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

(3)	Exhibits.

(a) Exhibits.

Exhibit No.	Description
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2022 (as filed as Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Amended and Restated Bylaws of Actelis Networks, Inc. (as filed as Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Description of Securities (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed on March 29, 2023)
4.2	Form of Representative’s Warrant (as filed as Exhibit 4.1 to the Company’s Form S-1/A, filed on May 2, 2022)
4.3	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.4	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.5	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.6	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.7	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.8	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.9	Form of Credit Agreement (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
10.1	Lease by and between Actelis Networks Israel, Ltd. and Moshe Smucha, dated January 13, 2000 (as filed as Exhibit 10.2 to the Company’s Form S-1/A, filed on May 2, 2022)
10.2	First Amendment to the Lease and Management Agreements from October 22, 2017, by and between Homerton Investments, Ltd. and Actelis Networks Israel Ltd., dated April 14, 2021 (as filed as Exhibit 10.3 to the Company’s Form S-1/A, filed on May 2, 2022)
10.3+	Employment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated February 15, 2015 (as filed as Exhibit 10.9 to the Company’s Form S-1/A, filed on May 2, 2022)
10.4+	Offer letter between Actelis Networks, Inc. and Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.10 to the Company’s Form S-1/A, filed on May 10, 2022)
10.5+	Employment Agreement between Actelis Networks Israel, Ltd. And Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.11 to the Company’s Form S-1/A, filed on May 10, 2022)

10.6+	Consulting Agreement between Actelis Networks, Inc. and Barlev Enterprises dated February 20, 2015 (as furnished as Exhibit 10.12 to the Company’s Form S-1/A, filed on May 10, 2022)
10.7+	Actelis Networks, Inc. 2015 Equity Incentive Plan (as filed as Exhibit 10.13 to the Company’s Form S-1, filed on April 15, 2022)
10.8+	Amendment No. 1 to 2015 Equity Incentive Plan (as filed as Exhibit 10.14 to the Company’s Form S-1, filed on April 15, 2022)
10.9	Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated December 2, 2020 (as filed as Exhibit 10.16 to the Company’s Form S-1, filed on April 15, 2022)
10.10	Amendment Number 1 to Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated November 17, 2021 (as filed as Exhibit 10.17 to the Company’s Form S-1, filed on April 15, 2022)
10.11	Securities Purchase and Loan Repayment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated April 15, 2022 (as filed as Exhibit 10.18 to the Company’s Form S-1, filed on April 15, 2022)
10.12	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
10.13	Form of Registration Rights Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
10.14	Form of Warrant Amendment (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.15	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.16	Form of Warrant Amendment (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.17	Form of Registration Rights Agreement (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.18	Form of Fixed Lien Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
10.19	Form of Fixed Lien Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
21.1	Subsidiaries of the Registrant (as filed as Exhibit 21.1 to the Company’s Form S-1, filed on April 15, 2022)
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.) a member firm of PricewaterhouseCoopers International Limited, independent registered accounting firm for the Company
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350
97.1*	Actelis Networks, Inc. Executive Officer Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTELIS NETWORKS, INC.

/s/ Tuvia Barlev	Date: March 26, 2024
Tuvia Barlev
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tuvia Barlev	Chief Executive Officer, Secretary and	March 26, 2024
Tuvia Barlev	Chairman of the Board (Principal Executive Officer)

/s/ Yoav Efron	Chief Financial Officer	March 26, 2024
Yoav Efron	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Moscovitz	Director	March 26, 2024
Joseph Moscovitz

/s/ Dr. Naama Halevi-Davidov	Director	March 26, 2024
Dr. Naama Halevi-Davidov

/s/ Israel Niv	Director	March 26, 2024
Israel Niv

/s/ Noemi Schmayer	Director	March 26, 2024
Noemi Schmayer