Form 10-Q
period 2024-03-31
ACTELIS NETWORKS INC
filed 2024-05-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 13, 2024, 3,354,455 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Actelis Networks Inc.’s (the “Company”, “we”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 26, 2024, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our offering;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success of competing products or technologies that are or may become available;

●	our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

●	our ability to grow the business due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our common stock may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease;

●	our public securities’ potential liquidity and trading;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	our ability to successfully execute on our future operating plans as a going concern;

●	statements as to the impact of the political and security situation in the Middle East on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon) and Iran; and

●	our financial performance following the date hereof.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2024

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
CURRENT ASSETS:
Cash and cash equivalents	1,211	620
Restricted cash equivalents	1,392	1,565
Short term deposits	197	197
Trade receivables, net of allowance for credit losses of $168 as of March 31, 2024, and December 31, 2023.	533	664
Inventories	2,608	2,526
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 and $144 as of March 31, 2024, and December 31, 2023, respectively	249	340
TOTAL CURRENT ASSETS	6,190	5,912

NON-CURRENT ASSETS:
Property and equipment, net	58	61
Prepaid expenses	592	592
Restricted cash and cash equivalents	2,542	3,330
Restricted bank deposits	90	94
Severance pay fund	238	238
Operating lease right of use assets	728	918
Long term deposits	78	78
TOTAL NON-CURRENT ASSETS	4,326	5,311

TOTAL ASSETS	10,516	11,223

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands except for share and per share amounts)

	March 31, 2024	December 31, 2023
Liabilities, Mezzanine Equity and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Short term loan	574	-
Current maturities of long-term loans	1,088	1,335
Trade payables	2,258	1,769
Deferred revenues	305	389
Employee and employee-related obligations	855	737
Advances from reseller	1,143	-
Accrued royalties	1,087	1,062
Operating lease liabilities	465	498
Other accrued liabilities	1,115	1,122
TOTAL CURRENT LIABILITIES	8,890	6,912
NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	2,521	3,154
Deferred revenues	68	71
Operating lease liabilities	254	405
Accrued severance	269	270
Other long-term liabilities	23	23
TOTAL NON-CURRENT LIABILITIES	3,135	3,923

TOTAL LIABILITIES	12,025	10,835
COMMITMENTS AND CONTINGENCIES (Note 6)
MEZZANINE EQUITY	-
Redeemable Convertible Preferred Stock $0.0001 par value, 10,000,000 authorized; None issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
WARRANTS TO PLACEMENT AGENT (Note 7d)	159	159
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):
Common stock, $0.0001 par value: 30,000,000 shares authorized; 3,010,244 and 3,007,745 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of March 31, 2024, and December 31, 2023, None issued and outstanding as of March 31, 2024, and December 31, 2023.	-	-
Additional paid-in capital	40,005	39,916
Accumulated deficit	(41,674)	(39,688)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	(1,668)	229
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	10,516	11,223

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands except for share and per share amounts)

	Three months ended March 31,
	2024	2023

REVENUES	726	1,848
COST OF REVENUES	506	1,160
GROSS PROFIT	220	688

OPERATING EXPENSES:
Research and development expenses	647	757
Sales and marketing expenses, net	627	929
General and administrative expenses	817	865
TOTAL OPERATING EXPENSES	2,091	2,551

OPERATING LOSS	(1,871)	(1,863)
Interest expenses	(207)	(180)
Other Financial income, net	92	148
NET COMPREHENSIVE LOSS FOR THE PERIOD	(1,986)	(1,895)

Net loss per share attributable to common shareholders – basic and diluted	$(0.50)	$(1.09)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	3,978,828	1,734,160

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Warrants To Placement Agent	Redeemable Convertible Preferred Stock		Common Stock		Non-voting Common Stock		Additional		Total
	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ (deficit) equity

BALANCE AS OF JANUARY 1, 2023	-	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
CHANGES DURING THE FIRST QUARTER ENDED MARCH 31, 2023:
Share based compensation	-	-	-	-	-	-	-	95	-	95
Repurchase of common stock	-	-	-	(7,920)	*	-	-	(50)	-	(50)
Net comprehensive loss for the period	-	-	-	-	-	-	-	-	(1,895)	(1,895)
BALANCE AS OF MARCH 31, 2023	-	-	-	1,730,066	1	-	-	36,711	(35,297)	1,415
BALANCE AS OF JANUARY 1, 2024	159	-	-	3,007,745	1	-	-	39,916	(39,688)	229
CHANGES DURING THE FIRST QUARTER ENDED MARCH 31, 2024:
Share based compensation	-	-	-	-	-	-	-	89	-	89
Vesting of RSUs	-	-	-	2,499	*	-	-	*	-	-
Net comprehensive loss for the period									(1,986)	(1,986)
BALANCE AS OF MARCH 31, 2024	159	-	-	3,010,244	1	-	-	40,005	(41,674)	(1,668)

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2024	2023
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,986)	(1,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	7
Inventory write-downs	-	7
Exchange rate differences	(70)	(130)
Share-based compensation	89	95
Interest expenses	(61)	-
Financial income from long term bank deposit	(1)	(51)
Changes in operating assets and liabilities:
Trade receivables	131	561
Net change in operating lease assets and liabilities	6	16
Inventories	(83)	(102)
Prepaid expenses and other current assets	91	265
Trade payables	490	(381)
Deferred revenues	(87)	(35)
Advances from reseller	1,143	-
Other current liabilities	131	(46)
Other long-term liabilities	-	(16)
Net cash used in operating activities	(203)	(1,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	-	812
Short term Restricted bank deposits	-	(329)
Long term Restricted bank deposits	-	(811)
Long term deposits	-	(3)
Purchase of property and equipment	(1)	(3)
Net cash used in investing activities	(1)	(334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	-	(50)
Proceeds from credit lines with bank	574	-
Early repayment of long-term loan	(545)
Repayment of long-term loan	(193)	(192)
Net cash used in financing activities	(164)	(242)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(5)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(370)	(2,281)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	5,515	4,279
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	5,145	1,998

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	March 31, 2024	December 31, 2023
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	1,211	808
Restricted cash equivalents, current	1,392	-
Restricted cash and cash equivalents, non-current	2,542	1,190
Total cash, cash equivalents and restricted cash	5,145	1,998

	Three months ended March 31,
	2024	2023
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	273	116

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations. Net loss was $1,986 and $1,895 for the three months ended March 31, 2024, and March 31, 2023, respectively. During the three months ended March 31, 2024, and March 31, 2023, the Company had negative cash flows from operations of $203 and $1,705, respectively. As of March 31, 2024, the Company’s accumulated deficit was $41,674. The Company has funded its operations to date through equity and debt financing and has cash on hand (including short term deposit and restricted cash equivalents) of $2,800 and long-term restricted cash and cash equivalents and restricted bank deposits of $2,632 as of March 31, 2024. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

C.	On October 7th, 2023, an attack by the Hamas terrorist organization was inflicted on the State of Israel which started a war between Israel and the Hamas as well as military conflicts on other fronts. As of the date of the issuance of these consolidated financial statements, the Company has not identified any material effect on its operations as a result of those events. The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate, while supporting the safety and well-being of its employees. It is currently not possible to predict the effects of such conflicts and its impact on the Company’s business, operations or financial conditions.

D.	On August 25, 2023, the Company received a notification letter from the Nasdaq Staff indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to meet the Minimum Shareholders’ Equity Requirement or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. We had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement. As of the date of this Quarterly Report, we have not provided such evidence.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL (continued):

On March 27, 2024, the Company received a delist determination letter (the “Delist Letter”) from the Staff advising the Company that the Staff had determined to delist the Company’s securities from Nasdaq due to its non-compliance with the Equity Rule unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company has since timely requested a hearing, which request served to stay any further action by Nasdaq at least pending the hearing before the Panel and the expiration of any extension the Panel may grant following the hearing.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results that could be expected for the 2024 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

c)	Fair value of financial instruments

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

The Company measured the fair value of the warrants it issued (see note 5) based on Level 3 inputs, and the warrants liability amounted to $8 as of March 31, 2024, and December 31, 2023, are presented in the Other current liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2024, and December 31, 2023, the fair values of the Company’s cash and cash equivalents, restricted cash and cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan, and restricted bank deposits approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

e)	Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, and trade receivables. Cash and cash equivalents and restricted cash and cash equivalents are placed with banks and financial institutions in the United States and Israel.

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

Management provides allowances based upon a specific review of all significant outstanding invoices, analysis of its historical collection experience, and current economic trends. If the historical data used to calculate the allowance for credit losses does not reflect the Company’s future ability to collect outstanding accounts receivable, additional provisions for credit losses may be needed, and the future results of operations could be materially affected.

The Company has customers balances representing 10% or more of Trade receivables as follows:

1.	Customer A represented 13% and 30% of the Company Trade receivables balance as of March 31, 2024, and December 31, 2023, respectively.

2.	Customer B represented 30% and 11% of the Company Trade receivables balance as of March 31, 2024, and December 31, 2023, respectively.

3.	Customer C represented 0% and 11% of the Company Trade receivables balance as of March 31, 2024, and December 31, 2023, respectively.

4.	Customer D represented 11% and 5% of the Company Trade receivables balance as of March 31, 2024, and December 31, 2023, respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – INVENTORIES:

	March 31, 2024	December 31, 2023
Raw materials	737	757
Finished goods	1,871	1,769
	2,608	2,526

Inventory write-downs amounted to $0 and $7 during the three months ended March 31, 2024, and 2023, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following program:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan bears interest of 3.75% per annum, the loan shall be repaid in 360 equal monthly payments starting January 1, 2023, unless forgiven per program regulations. As of March 31, 2024, the total loan balance outstanding was $148 (including $2 current maturities).

b.	On December 9, 2020, the Company signed a new loan agreement with an Israeli based financial institution (“Migdalor”) for a loan of up to 20 million NIS (“New Israeli Shekel”) (an amount of $6,000). The Company received $3,000 on December 2020, and additional $2,000 in January 2021. The loan bears interest of 9.6% per annum. The interest shall first be paid in 12 payments starting February 1, 2021. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal payments, plus a one-time interest payment after the 36th month.

As part of the loan agreement, the Company issued to Migdalor warrants to acquire common stock in the amount of $1,500.

In November 2021, the Company received additional funding in the amount of $1,000 from Migdalor. The loan bears interest of 9.6% per annum. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal monthly payments, plus a onetime interest payment after the 24th month. The Company increased the value of the warrant issued to Migdalor to $1,800. Upon the consummation of the IPO, the Company converted all the above outstanding warrants issued to Migdalor into the Company’s common stock based on the contractual terms and conditions of the related warrant agreements.

The loan covenants (the “covenants”) include a debt to EBITDA minimum ratio or a coverage ratio of the loan by current assets.

On December 21, 2022, pursuant to the terms of the loan Agreement, the Company deposited $2 million to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the Agreement), to satisfy the required obligation associated with the loan agreement. An additional $2 million was deposited in the designated account during the year ended December 31, 2023. These balances are included in Restricted cash equivalents in the condensed Consolidated Balance Sheet.

In February 2024, the Company performed a partial early repayment of Migdalor Loan in the amount of ILS 2,000,000 (approximately $550,000). In May, the Company signed an amendment agreement with Migdalor, to pay $470 of the one-time interest payment in 12 equal monthly payments bearing 9.6% interest. In addition, the Company will issue Migdalor warrants to acquire common stock for up to $150.

As of March 31, 2024, the total loan balance outstanding was $3,459.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 4 – LOANS (continued):

As of March 31, 2024, future payments are summarized as follows:

		New Loan	New Loan
	EIDL Loan	from December 2020 and January 2021- In NIS *	from November 2021- In NIS *
2024(**)	7	4,023($1,092)	527($144)
2025	9	3,069($834)	704($191)
2026	9	3,069($834)	704($191)
2027	9	3,069($834)	704($191)
2028 and thereafter	225	255($69)	59($16)
Less- accumulated interest	(111)	(2,741)($744)	(711)($193)
Total	148	10,744($2,919)	1,987($540)

*	The exchange rate used in translation is $1 – 3.681 NIS.
**	excluding the three months ended March 31, 2024.

c.	On January 15, 2024, the Subsidiary entered into a credit agreement with Bank Mizrahi-Tefahot. The Credit Agreement provides for a $1.5 million credit facility available to be used by the Subsidiary (“New Credit Facility”). Under the New Credit Facility, which will be secured by the Subsidiary’s customer receivables, the Subsidiary will pay an annual fixed interest at a Federal SOFR rate plus 5.5% on any amount withdrawn under the New Credit Facility. The New Credit Facility, at an annual fixed interest rate of 1.5% for unused credit amount, expires on December 27, 2024, subject to extension.

Under the Credit Agreement, the Company is permitted to draw upon the New Credit Facility for so long as the following conditions continue to be met:

(a)	Throughout the duration of the New Credit Facility, the outstanding extended credit under it does not exceed 80% of the aggregate amount of the open customer invoices securing the New Credit Facility;

(b)	Customer invoices are payable within 90 days from the date of the Company’s monthly report to the Lender; and

(c)	No single customer of the Company may account for open customer invoices securing over 30% of the total borrowed amount under the New Credit Facility.

The Credit facility will be examined and adjusted up to every three months, and repayment of the Credit facility will be made every three months if the company does not meet the above conditions.

As of March 31, 2024, the Subsidiary used $574 of the credit facility.

NOTE 5 – WARRANTS:

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

Additionally, in connection with the consummation of the IPO which occurred in May 2022, and the change of the type of the stock from redeemable preferred stock to common stock at conversion, the Company reassessed the Comerica Warrants. As part of the contractual terms and conditions of Comerica’s Warrants, a portion of the warrants are exercisable, as of the IPO date, into the Company’s common stock. The Comerica Warrants are still outstanding as of March 31, 2024. The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 5 – WARRANTS (continued):

b)	On May 8, 2023, the Company completed a fund-raising round. Upon the consummation of the Offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. Such warrants were classified as liabilities based on the terms of the underlying agreement. On September 30, 2023, these warrants were reclassified to equity due to an amendment to the warrants’ agreements. See note 7(d) for further details.

c)	On December 20, 2023, the Company completed another fund-raising round. Upon the consummation of the offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. These warrants were classified as equity. See note 7(d) for further details

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after March 31, 2024, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of March 31, 2024, the Company had received approximately $14,300 (approximately $15,775 including interest) and repaid approximately $10,275 in such grants.

As of March 31, 2024, and December 31, 2023, the Company had a liability to pay royalties in the amount of approximately $1,087 and $1,062, respectively.

b.	In March 2024, the Company received an advance payment of $1,143 from a reseller for a contract with a US based government agency. The order is expected to be supplied during the second and third quarters of 2024.

NOTE 7 – SHAREHOLDERS’ EQUITY:

a.	During January and February 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50. (Total of 10,690 common stock are held by the company as treasury shares).

b.	Offering of common stocks and warrants May 2023

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

NOTE 7 – SHAREHOLDERS’ EQUITY (continued):

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

Offering Costs related to May 2023 fund-raising round

Upon the consummation of the Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $291. The Company has also granted to the Underwriter upon the consummation of the Offering, warrants to purchase up to 66,127 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 5b.), except for the exercise price which reflect 125% of the share price in the Offering ($4.6313). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $104.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY (continued):

c.	Offering of common stocks and warrants December 2023

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

In connection with the Second Offering, the Company also has agreed to amend the existing warrants to purchase up to an aggregate of 999,670 shares of the Company’s common stock that were previously issued in May 2023 (and amended in November 2023) at an exercise price of $2.75 per share, such that effective on the date of shareholder approval to amend the warrants, the amended warrants will have a reduced exercise price of $1.18 per share. In the event that the Shareholder Approval is not obtained, the warrant amendment shall be null and void and the provisions of the existing warrants shall remain unchanged. As of March 31, 2024, the shareholder approval was not obtained yet.

The common stock, pre-funded warrants and the warrants were classified as equity pursuant to ASC 815-40.

Offering Costs related to December 2023 fund-raising:

Upon the consummation of the Second Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $129. The Company has also granted to the Underwriter upon the consummation of the Second Offering, warrants to purchase up to 88,983 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 7b.), except for the exercise price which reflect 125% of the share price in the Second Offering ($1.475). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $55. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 57%, a risk-free rate of 3.86%, a contractual term of 5.5 years and a stock price at the issuance date of 1.18.

The total Second Offering costs in the amount of $230 was recognized in equity.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY (continued):

d.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2024	87,764	$3.63	4.11
Granted	-	-	-
Exercised	-	-	-
Forfeited	(723)	$16.33	-

Outstanding - March 31, 2024	87,041	$3.53	3.81
Exercisable - March 31, 2024	79,866	$2.39	3.12

2)	Restricted Stock Units:

The following table summarize information as of March 31, 2024, regarding the number of RSUs outstanding:

	March 31 2024
	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	71,280	$10.35
Granted during the period	-	-
Vested during the period	(2,499)	5.21
Forfeited during the period	(133)	4.80
Outstanding as of March 31, 2024	68,648	$11.33

NOTE 8 – BASIC AND DILUTED LOSS PER SHARE:

Basic net loss per share is computed using the weighted average number of shares of common stock and pre-funded warrants and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the convertible redeemable preferred stock, and

Options to purchase 87,041 and 96,023 shares of common stock at an average exercise price of $3.52 and $4.70 per share were outstanding as of March 31, 2024, and March 31, 2023, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSU’s to purchase 68,648 and 58,000 shares of common stock at an average grant date fair value of $11.33 and 16.20 per share were outstanding as of March 31, 2024, and March 31, 2023, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants convertible into 2,462,759 and 36,792 of the Company’s common stock were outstanding as of March 31, 2024, and March 31, 2023 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 8 – BASIC AND DILUTED LOSS PER SHARE (continued):

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended March 31,
	2024	2023
Numerator:

Net loss	$(1,986)	$(1,895)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	3,008,641	1,737,986

Pre-Funded warrants to purchase common shares	970,187	-

Repurchase of common stock	-	(3,827)

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	3,978,828	1,734,160
Net loss per share attributable to common shareholders – basic and diluted	$(0.50)	$(1.09)

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 9 – REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

The following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended March 31,
	2024	2023
North America	389	625
Europe, the Middle East and Africa	335	971
Asia Pacific	2	252
	726	1,848

b.	Revenues from contract liability:

	March 31, 2024	December 31, 2023
Opening balance	$460	$648
Revenue recognized that was included in the contract liability balance at the beginning of the year	(242)	(544)
Additions	155	356
Remaining performance obligations	$373	$460

As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation is $373, and the Company will recognize this revenue over the next 33 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended March 31, 2024
Customer A	20%	$142
Customer B	5%	$36

	Three months ended March 31, 2023
Customer A	-	-
Customer B	42%	$774

The majority of the Company’s revenues are recognized at a point in time.

NOTE 10 – SUBSEQUENT EVENTS:

In April 2024, the Company made an additional partial early repayment of Migdalor loan in the amount of NIS 10,900,000 (approximately $2,961,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024 (referred to herein as the “Annual Report”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Annual Report, as updated in Part II, Item 1A below, and the Special Note Regarding Forward Looking Statements above.

Results of Operations

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Revenues	$726	$1,848
Cost of revenues	506	1,160
Gross profit	220	688
Research and development expenses, net	647	757
Sales and marketing, net	627	929
General and administrative, net	817	865
Operating loss	(1,871)	(1,863)
Interest expenses	(207)	(180)
Other Financial income (expenses), net	92	148
Net Comprehensive Loss for the period	$(1,986)	(1,895)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Our revenues for the three months ended March 31, 2024 amounted to $726,000, compared to $1.8 million for the three months ended March 31, 2023. The decrease from the corresponding period was primarily attributable to a decrease of $236,000 of revenues generated from North America, a decrease of $636,000 of revenues generated from Europe the Middle East and Africa as a major project phase completed in the three months ended March 31, 2023, and a decrease of $250,000 of revenues generated from Asia Pacific.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2024, amounted to $506,000 compared to approximately $1.2 million for the three months ended March 31, 2023. The decrease from the corresponding period was mainly due to the decrease in revenues, partially offset by the higher effect of fixed costs as a higher percent of the lower revenues.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2024 amounted to $647,000 compared to $757,000 for the three months ended March 31, 2023. The decrease is mainly due to a decrease in payroll expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2024 amounted to $627,000 compared to $929,000 for the three months ended March 31, 2023. The decrease was mainly due to a decrease in commission expenses as a result of the decrease in revenues primarily driven by the project phase completion in Europe, and a decrease in payroll associated with the Company’s cost reduction measures.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 amounted to $817,000 compared to $865,000 for the three months ended March 31, 2023.

Operating Loss

Our operating loss for the three months ended March 31, 2024, was approximately $1.87 million, compared to an operating loss of approximately $1.86 million for the three months ended March 31, 2023.

Other Financial expenses, net and interest expenses

Our financial income, net for the three months ended March 31, 2024, was $115,000 (including $207,000 interest expenses) compared to $32,000 of financial expense, net (including $180,000 interest expenses) for the three months ended March 31, 2023. The increase is mainly due to a decrease in income from exchange rate differences.

Net Loss

Our net loss for the three months ended March 31, 2024 was approximately $2.0 million, compared to net loss of approximately $1.9 million for the three months ended March 31, 2023.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended March 31, 2024	Three months Ended March 31, 2023
Revenues	$726	$1,848
GAAP net loss	(1,986)	(1,895)
Interest Expense	$207	$180
Other financial (income) expenses, net	(92)	(148)
Tax Expense	17	21
Fixed asset depreciation expense	4	7
Stock based compensation	89	95
Research and development, capitalization	-	146
Other one time costs and expenses	(26)	-
Non-GAAP Adjusted EBITDA	(1,787)	$(1,594)
GAAP net loss margin	(246.27)%	(102.54)%
Adjusted EBITDA margin	(90.00)%	(84.12)%

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

(U.S. dollars in thousands)	Three months Ended March 31, 2024	Three months Ended March 31, 2023
Revenues	$726	$1,848
Non-GAAP Adjusted EBITDA	(1,787)	(1,594)
as a percentage of revenues	(246.27)%	(84.12)%

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the war in Israel and the war between Russia and the Ukraine, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital.

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $2.0 million and approximately $1.9 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, we had negative cash flows from operations of $203,000 and $1.7 million, respectively.

As of March 31, 2024, we had an accumulated deficit of $41.7 million, cash on hand (including short term deposits and restricted cash equivalents) of $2.8 million, and long-term restricted cash and cash equivalents and restricted bank deposits of $2.6 million. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for our operations. Management has evaluated the significance of these conditions and has determined that we do not have sufficient resources to meet our operating obligations for at least one year from the issuance date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023
Net cash used in operating activities including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(205)	$(1,705)
Net cash used in investing activities	(1)	(334)
Net cash used in financing activities	(164)	(242)
Net change in cash	$(370)	$(2,281)

As of March 31, 2024, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $5.1 million compared to approximately $5.5 million of cash, cash equivalents and restricted cash as of December 31, 2023.

Cash used in operating activities amounted to $205,000 for the three months ended March 31, 2024, compared to approximately $1.7 million for the three months ended March 31, 2023. The decrease in cash used in operating activities was mainly due to an increase in advances from customers and accounts payable, which were partially offset by a lower decrease in accounts receivables.

Net cash used in investing activities was $1,000 for the three months ended March 31, 2024, compared to cash used in investing activities of $334,000 for the three months ended March 31, 2023. The decrease from the corresponding period was mainly due to the increase in short term deposits and restricted bank deposits in the three months ended March 31, 2023.

Net cash used in financing activities was $164,000 for the three months ended March 31, 2024, compared to Net cash used in financing activities $242,000 for the three months ended March 31, 2023.

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

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q and our annual financial statements for the year ended December 31, 2023, including the footnotes, for a description of our significant accounting policies. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of March 31, 2024, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to the material weakness discussed below.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024 given the existence of the previously identified material weakness described below having not been remediated as of the last day of the period covered by this Quarterly Report.

Material Weakness

We have identified one material weakness in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements, that had not been remediated as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our CEO and CFO, concluded that, as of March 31, 2024:

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

In addition to the actions underway, we continue to add enhancements to our internal controls over financial reporting in 2024. Additional remedial actions include:

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

Notwithstanding the material weakness set forth above, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 26, 2024.

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

In particular, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and Hezbollah and these terrorist organizations in parallel continued rocket and terror attacks. As a result of the events of October 7, 2023 whereby Hamas terrorists invaded southern Israel and launched thousands of rockets in a widespread terrorist attack on Israel, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. As of the date of this Quarterly Report on Form 10-Q, we have not been impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this Quarterly Report, we currently have 42 full-time employees, with 33 employees located in Israel and 9 employees located outside of Israel.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles, and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

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

On August 25, 2023, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”)  indicating that our stockholders’ equity did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) (the “Equity Rule”).

We had until February 21, 2024 to evidence compliance with the Equity Rule. As of the date of Quarterly Report on Form 10-Q, we have not provided such evidence.

On March 27, 2024, we received a delist determination letter (the “Delist Letter”) from the Staff advising us that the Staff had determined to delist our securities from Nasdaq due to our non-compliance with the Equity Rule unless we timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). We have since timely requested a hearing, which request served to stay any further action by Nasdaq at least pending the hearing before the Panel and the expiration of any extension the Panel may grant following the hearing.

At a hearing, we intend to present our plan for regaining compliance with the Equity Rule and may request a further extension to complete the plan. No assurance can be provided that Nasdaq will ultimately accept our plan or that we will ultimately regain compliance with the Equity Rule.

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

Actelis Networks, Inc.

Date: May 14, 2024	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)