Form 10-Q
period 2024-06-30
ACTELIS NETWORKS INC
filed 2024-08-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 13, 2024, 6,016,326 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to grow the business due to the uncertainty resulting from the COVID-19 pandemic or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to regain and maintain compliance with continued listing requirements of the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situations in Israel on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon);

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2024

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2024

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands)

	June 30,	December 31,
	2024	2023
Assets
CURRENT ASSETS:
Cash and cash equivalents	2,412	620
Restricted cash and cash equivalents	790	1,565
Short term deposits	-	197
Trade receivables, net of allowance for credit losses of $168 as of June 30, 2024, and December 31, 2023.	690	664
Inventories	2,158	2,526
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 and $144 as of June 30, 2024, and December 31, 2023, respectively	491	340
TOTAL CURRENT ASSETS	6,541	5,912

NON-CURRENT ASSETS:
Property and equipment, net	55	61
Prepaid expenses	592	592
Restricted cash and cash equivalents	160	3,330
Restricted bank deposits	89	94
Severance pay fund	235	238
Operating lease right of use assets	608	918
Long term deposits	77	78
TOTAL NON-CURRENT ASSETS	1,816	5,311

TOTAL ASSETS	8,357	11,223

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands)

	June 30,	December 31,
	2024	2023
Liabilities, Mezzanine Equity and shareholders’ equity
CURRENT LIABILITIES:
Credit line	1,045	-
Current maturities of long-term loans	460	1,335
Trade payables	1,421	1,769
Deferred revenues	206	389
Employee and employee-related obligations	782	737
Accrued royalties	1,119	1,062
Operating lease liabilities	443	498
Other accrued liabilities	995	1,122
TOTAL CURRENT LIABILITIES	6,471	6,912

NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	263	3,154
Deferred revenues	45	71
Operating lease liabilities	151	405
Accrued severance	263	270
Other long-term liabilities	27	23
TOTAL NON-CURRENT LIABILITIES	749	3,923
TOTAL LIABILITIES	7,220	10,835

COMMITMENTS AND CONTINGENCIES (Note 6)

MEZZANINE EQUITY
Redeemable Convertible Preferred Stock $0.0001 par value, 10,000,000 authorized; None issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-

WARRANTS TO PLACEMENT AGENT (Note 7)	201	159
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 5,017,322 and 3,007,745 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of June 30, 2024, and December 31, 2023, None issued and outstanding as of June 30, 2024, and December 31, 2023.	-	-
Additional paid-in capital	42,687	39,916
Accumulated deficit	(41,752)	(39,688)
TOTAL SHAREHOLDERS’ EQUITY	936	229
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	8,357	11,223

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands)

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023

REVENUES	4,157	3,744	3,431	1,896
COST OF REVENUES	1,994	2,424	1,488	1,264
GROSS PROFIT	2,163	1,320	1,943	632

OPERATING EXPENSES:
Research and development expenses	1,250	1,426	603	669
Sales and marketing expenses, net	1,274	1,641	647	712
General and administrative expenses	1,607	1,834	790	969
Other income	(163)	-	(163)	-
TOTAL OPERATING EXPENSES	3,968	4,901	1,877	2,350

OPERATING PROFIT (LOSS)	(1,805)	(3,581)	66	(1,718)
Interest expenses	(344)	(351)	(137)	(171)
Other Financial income, net	85	444	7	296
NET COMPREHENSIVE LOSS FOR THE PERIOD	(2,064)	(3,488)	(78)	(1,593)

Net loss per share attributable to common shareholders – basic and diluted	$(0.51)	$(1.72)	$(0.01)	$(0.68)
Weighted average number of common stocks used in computing net profit (loss) per share – basic and diluted	4,000,994	2,033,747	4,257,674	2,333,381

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional		Total shareholders’
Six Months Ended	Amount	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	equity (capital deficiency)

BALANCE AS OF JANUARY 1, 2023	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
Share based compensation	-	-	-	-	-	-	192	-	192
Repurchase of common stock	-	-	(7,920)	*	-	-	(50)	-	(50)
Issuance of common stock and pre-funded warrants upon private placement, net of offering costs	-	104	190,000	*	-	-	1,356	-	1,356
Exercise of options into common stock	-	-	10,652	*	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	(3,488)	(3,488)
BALANCE AS OF JUNE 30, 2023	-	104	1,930,718	1	-	-	38,174	(36,890)	1,285
BALANCE AS OF JANUARY 1, 2024	-	159	3,007,745	1	-	-	39,916	(39,688)	229
Share based compensation			-				179		179
Exercise of options into common stock			21,225	*			32		32
Vesting of RSUs			18,495	*			*		-
Warrant inducement agreement, net of offering costs (Note 7d)	-	42	999,670	*			2,560		2,560
Exercise of Pre funded warrants into common stock (Note 7b)			970,187	*					*
Net comprehensive loss for the period			-	-			-	(2,064)	(2,064)
BALANCE AS OF JUNE 30, 2024	-	201	5,017,322	1	-	-	42,687	(41,752)	936

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional		Total shareholders’
Three Months Ended	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	equity (capital deficiency)

BALANCE AS OF APRIL 1, 2023	-	-	1,730,066	1	-	-	36,711	(35,297)	1,415
Share based compensation	-	-	-	-	-	-	97	-	97
Issuance of common stock and pre-funded warrants upon private placement, net of offering costs	-	104	190,000	*	-	-	1,356	-	1,356
Exercise of options into common stock	-	-	10,652	*	-	-	10	-	10
Net comprehensive loss for the period	-	-	-	-	-	-	-	(1,593)	(1,593)
BALANCE AS OF JUNE 30, 2023	-	104	1,930,718	1	-	-	38,174	(36,890)	1,285
BALANCE AS OF APRIL 1, 2024	-	159	3,010,244	1	-	-	40,005	(41,674)	(1,668)
Share based compensation	-	-	-	-	-	-	90	-	90
Vesting of RSUs	-	-	15,996	*	-	-	*	-	-
Exercise of options into common stock			21,225	-			32	-	32
Exercise of Pre funded warrants into common stock(Note 7b)			970,187	*					*
Warrant inducement agreement, net of offering costs (Note 7d)	-	42	999,670	-			2,560	-	2,560
Net comprehensive loss for the period			-	-			-	(78)	(78)
BALANCE AS OF JUNE 30, 2024	-	-	5,017,322	1	-	-	42,687	(41,752)	936

*	Represents an amount less than $1 thousands.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2024	2023
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,064)	(3,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	13
Changes in fair value related to warrants to lenders and investors	-	(396)
Warrant issuance costs	-	223
Inventory write-downs	25	97
Exchange rate differences	(79)	(226)
Share-based compensation	179	192
Interest expenses	(41)	-
Financial income from long term bank deposit	4	(64)
Changes in operating assets and liabilities:
Trade receivables	(26)	1,275
Net change in operating lease assets and Liabilities	1	24
Inventories	342	(726)
Prepaid expenses and other current assets	(150)	208
Trade payables	(347)	137
Deferred revenues	(209)	(155)
Other current liabilities	14	(36)
Other long-term liabilities	-	(17)
Net cash used in operating activities	(2,343)	(2,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	198	810
Short term Restricted bank deposits	-	(125)
Long term deposits	-	(5)
Purchase of property and equipment	(1)	(3)
Net cash Provided by investing activities	197	677
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	32	10
Repurchase of common stock	-	(50)
Proceeds from common stocks, pre-funded warrants and warrants	*	3,500
Proceeds from Warrant inducement agreement	2,999	-
Underwriting discounts and commissions and other offering costs	(397)	(291)
Proceeds from credit lines with bank, net	1,045	-
Early repayment of long-term loan	(3,483)	-
Repayment of long-term loan	(193)	(389)
Net cash Provided by financing activities	3	2,780
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(10)	(10)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(2,153)	508
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,515	4,279
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	3,362	4,787

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	June 30
	2024	2023
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	2,412	2,573
Restricted cash equivalents, current	790	-
Restricted cash and cash equivalents, non-current	160	2,214
Total cash, cash equivalents and restricted cash	3,362	4,787

	Six months ended June 30
	2024	2023
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$326	$351
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs of common stock, pre-funded warrants and warrants	-	$104
Issuance costs of the Warrant inducement agreement	1,493	-

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 - GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations. Net loss was $2,064 and $3,488 for the six months ended June 30, 2024, and June 30, 2023, respectively. During the six months ended June 30, 2024, and June 30, 2023, the Company had negative cash flows from operations of $2,343 and $2,939, respectively. As of June 30, 2024, the Company’s accumulated deficit was $41,752. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $3,202 and long-term restricted cash and cash equivalents and restricted bank deposits of $249 as of June 30, 2024. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.	On October 7, 2023, an attack by the Hamas terrorist organization was inflicted on the State of Israel which started a war between Israel and the Hamas as well as military conflicts on other fronts. As of the date of the issuance of these consolidated financial statements, the Company has not identified any material effect on its operations as a result of those events. The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate, while supporting the safety and well-being of its employees. It is currently not possible to predict the effects of such conflicts and its impact on the Company’s business, operations or financial conditions.

On November 21, 2023 we applied for an Israeli government grant associated with the Swords of Iron war declared by the State of Israel following the October 7, 2023 attack by Hamas.

The Company was found eligible and received an amount of $163 which was recognized as other income. The grant is not repayable.

d.	On August 25, 2023, the Company received a notification letter from the Nasdaq Staff indicating that the company was not in compliance with Nasdaq Listing Rule 5550(b)(1) due to the company’s failure to meet the Minimum Shareholders’ Equity Requirement or any alternatives to such requirement. In order to maintain listing on the Nasdaq Capital Market, the company has submitted a plan of compliance addressing how we intended to regain compliance. The company had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 1 - GENERAL (continued):

On March 27, 2024, the Company received a delist determination letter (the “Delist Letter”) from the Staff advising the Company that the Staff had determined to delist the Company’s securities from Nasdaq due to its non-compliance with the Equity Rule unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel. Following the hearing, on June 10, 2024, the Panel granted the Company’s request for continued listing subject to the Company evidencing compliance with the Minimum Shareholders’ Equity Requirement by August 30, 2024.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. The results of operations for the six and three months ended June 30, 2024, are not necessarily indicative of results that could be expected for the 2024 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continue):

c.	Fair value of financial instruments (Cont.)

The Company measured the fair value of the warrants it issued (see note 5) based on Level 3 inputs, and the warrants liability amounted to $8 as June 30, 2024 and December 31, 2023, are presented in the Other current liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2024, and December 31, 2023, the fair values of the Company’s cash and cash equivalents, restricted cash and cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan, restricted bank deposits, Severance pay fund and other current assets approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

d.	Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other current assets. Cash and cash equivalents and restricted cash and cash equivalents are placed with banks and financial institutions in the United States and Israel.

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

The Company has customers balances representing 10% or more of Trade receivables as follows:

1)	Customer A represented 15% and 30% of the Company Trade receivables balance as of June 30, 2024, and December 31, 2023, respectively.

2)	Customer B represented 14% and 11% of the Company Trade receivables balance as of June 30, 2024, and December 31, 2023, respectively.

3)	Customer C represented 0% and 11% of the Company Trade receivables balance as of June 30, 2024, and December 31, 2023, respectively.

4)	Customer D represented 11% and 0% of the Company Trade receivables balance as of June 30, 2024, and December 31, 2023, respectively.

5)	Customer E represented 10% and 0% of the Company Trade receivables balance as of June 30, 2024, and December 31, 2023, respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continue):

d.	Concentration of risk (Cont.)

New Accounting pronouncements

Accounting Pronouncements effective in future periods

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

NOTE 3 - INVENTORIES:

	June 30,	December 31,
	2024	2023
Raw materials	1,132	757
Finished goods	1,026	1,769
	2,158	2,526

Inventory write-downs amounted to $25 and $97 during the six months ended June 30, 2024, and 2023, respectively and $25 and $90 during the three months ended June 30 2024 and 2023, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 - LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following program:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan bears interest of 3.75% per annum, the loan shall be repaid in 360 equal monthly payments starting January 1, 2023, unless forgiven per program regulations. As of June 30, 2024, the total loan balance outstanding was $148 (including $2 current maturities).

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

On December 21, 2022, pursuant to the terms of the loan agreement, the Company deposited $2,000 to a Company-owned interest-bearing bank account, or the “designated account” (as defined in the agreement), to satisfy the required obligation associated with the loan agreement. An additional $2,000 was deposited in the designated account during the year ended December 31, 2023, which was classified in Restricted cash equivalents in the condensed Consolidated Balance Sheet.

As of June 30, 2024, the Company was in compliance with the covenants of the Migdalor loan.

In February 2024, the Company performed a partial early repayment of Migdalor Loan in the amount of 2 million NIS (approximately $550). During April and May 2024, the Company made an additional partial early repayment of Migdalor loan in the amount of 10.9 million NIS approximately $2,933). In May 2024, the Company signed an amendment to the agreement with Migdalor, pursuant to which the remaining $470 of the one-time interest payment which was originally due in January 2024 to Migdalor will be paid in 12 equal monthly payments bearing 9.6% interest from February 2024 till February 2025. In addition, the Company will issue Migdalor warrants to acquire common stock for up to $150 subject to the agreed upon formula. As of June 30, 2024, the total loan balance outstanding was 1.16 million NIS (approximately $308) which was paid in July 2024. The Company has also paid, during July 2024, a total amount of $196 (for the periods from February to June) of the one-time interest payment.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 4 - LOANS (continued):

c.	On January 15, 2024, the Subsidiary entered into a credit agreement with Bank Mizrahi-Tefahot. The Credit Agreement provides for a $1,500 credit facility available to be used by the Subsidiary (“New Credit Line”). Under the New Credit Line, which will be secured by the Subsidiary’s customer receivables, the Subsidiary will pay an annual fixed interest at a Federal SOFR rate plus 5.5% on any amount withdrawn under the New Credit Line. The New Credit Line, at an annual fixed interest rate of 1.5% for unused credit amount, expires on December 27, 2024, subject to extension.

Under the Credit Agreement, the Company is permitted to draw upon the New Credit Line for so long as the following conditions continue to be met:

(a)	Throughout the duration of the New Credit Line, the Company may present customer receivables and receive credit financing that does not exceed 80% of the aggregate amount of the open customer invoices securing the New Credit Facility; The credit financing is to be repaid within 90 days.

(b)	Customer invoices are payable within 90 days from the date of the Company’s monthly report to the Lender; and

(c)	No single customer of the Company may account for open customer invoices securing over 30% of the total borrowed amount under the New Credit Line.

The Credit Line will be examined every month and adjusted up to every three months, and repayment of the Credit Line will be made every three months if the company does not meet the conditions.

As of June 30, 2024, the Subsidiary was able to use, and used $1,045 of the credit line.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 5 - WARRANTS:

a.	On August 24, 2016, the Company issued warrants to Comerica Bank (“Comerica”) for the purchase of 7,305 shares of the Company’s Series B Redeemable Preferred Stock at an exercise price of $10.2672 per share contemporaneously with obtaining a loan from Comerica which was fully repaid in 2018 (the “Comerica Warrants”). The Comerica Warrants are exercisable at any time during the contract period which ends on August 24, 2026.

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

The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares. The Comerica Warrants are still outstanding as of June 30, 2024.

b.	On May 8, 2023, the Company completed a fund-raising round. Upon the consummation of the Offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. Such warrants were classified as liabilities based on the terms of the underlying agreement. On September 30, 2023, these warrants were reclassified to equity due to an amendment to the warrants’ agreements (for further details see also Note 7b). On June 6, 2024, these warrants were exercised pursuant to the inducement agreement, as described in notes 7d below.

c.	On December 20, 2023, the Company completed another fund-raising round. Upon the consummation of the offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. These warrants were classified as equity. See note 7(c) for further details.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after June 30, 2024, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of June 30, 2024, the Company had received approximately $14,300 (approximately $15,825 including interest) and repaid approximately $10,275 in such grants.

As of June 30, 2024, and December 31, 2023, the Company had a liability to pay royalties in the amount of approximately $1,119 and $1,062, respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 - SHAREHOLDERS’ EQUITY:

a.	During January and February 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50. (Total of 10,690 common stock are held by the company as treasury shares).

b.	Offering of common stocks and warrants May 2023:

On May 8, 2023, the Company completed a fund-raising round in a total gross amount of $3,500 pursuant to which the Company agreed to issue and sell to Armistice Capital Master Fund Ltd. (the “Holder”) in a private placement (the “Offering”):

1)	190,000 shares of the Company’s common stock, $0.0001 par value;

2)	754,670 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 754,670 shares of Common Stock for an exercise price of $0.0001 which are exercisable (either physically or on net-cash basis at the Holder’s discretion) immediately upon their issuance until their full exercise. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also has certain rights upon a fundamental transaction (as defined in the agreement) as specified in the agreement. The warrants were classified as equity pursuant to ASC 815-40. During July and August 2023, the Holder elected to exercise 754,670 of the pre-funded warrant. The total exercise price in the amount of $0.0755 was paid in cash.

3)	warrants to purchase up to 944,670 shares of Common Stock (“Common Warrants”) for an exercise price of $3.58 which are exercisable (physically or upon occurrence of certain events on net-cash basis at the Holder’s discretion) immediately upon their issuance until November 8, 2028. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 - SHAREHOLDERS’ EQUITY (continued):

b.	Offering of common stocks and warrants May 2023: (Cont.)

The Company reclassified the Common warrants as equity based on the guidance provided under ASC 815-40, due to the adjustments stated in the amendment. As of the date of the amendment of the Common warrants, the fair value of the warrants was estimated at $314.

Offering Costs related to May 2023 fund-raising round

Upon the consummation of the Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $291. The Company has also granted to the Underwriter upon the consummation of the Offering, warrants to purchase up to 66,127 of the Company’s common stocks which carry the same terms as the common stock warrants, except for the exercise price which reflect 125% of the share price in the Offering ($4.6313). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $104.

c.	Offering of common stocks and warrants December 2023

On December 20, 2023, the Company completed a fund-raising round in a total gross amount of $1,500 pursuant to which the Company agreed to issue and sell to the Holder in December’s private placement (the “Second Offering”):

1)	301,000 shares of the Company’s common stock, $0.0001 par value;

2)	970,187 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 970,187 shares of Common Stock for an exercise price of $0.0001 which are exercisable (either physically or on a net-cash basis at the Holder’s discretion) immediately upon their issuance until their full exercise. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also has certain rights upon a fundamental transaction (as defined in the agreement) as specified in the agreement. During June 2024, the Holder elected to exercise 970,187 of the pre-funded warrant. The total exercise price in the amount of $0.097 was paid in cash.

3)	warrants to purchase up to 1,271,187 shares of Common Stock (“Common Warrants”) for an exercise price of $1.18 which are exercisable (physically or upon occurrence of certain events on a net-cash basis at the Holder’s discretion) immediately upon their issuance until June 20, 2029. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

In connection with the Second Offering, the Company also has agreed to amend the existing warrants to purchase up to an aggregate of 999,670 shares of the Company’s common stock that were previously issued in May 2023 (and amended in September 2023) at an exercise price of $2.75 per share, such that effective on the date of shareholder approval to amend the warrants, the amended warrants will have a reduced exercise price of $1.18 per share. In the event that the Shareholder Approval is not obtained, the warrant amendment shall be null and void and the provisions of the existing warrants shall remain unchanged. The shareholder approval was not obtained until June 5, 2024, when the Company entered into a warrant inducement agreement with the Holder. See note 7(d) for further details.

The common stock, pre-funded warrants and the warrants were classified as equity pursuant to ASC 815-40.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 - SHAREHOLDERS’ EQUITY (Cont.):

c.	Offering of common stocks and warrants December 2023 (Cont.)

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

The total Second Offering costs in the amount of $230 was recognized in equity.

d.	Warrant Inducement Agreement June 2024:

On June 5, 2024, the Company entered into a warrant inducement agreement with the Holder (as defined in Note 7b above) regarding the Common Warrants to purchase up to an aggregate of 999,670 shared of the Company’s common stock originally issued on May 8, 2023 at an exercise price of $2.75 per share (the “Existing Warrants”).

Pursuant to the inducement agreement, the Holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 999,670 shares of the Company’s common stock at an exercise price of $2.75 per share in consideration of the Company’s agreement to issue new common stock purchase warrants, to purchase up to an aggregate of 1,999,340 shares of common stock (the “June Warrants”) for an exercise price of 2.00$ at a 1:1 exchange ratio. As further consideration, the Holder agrees to pay $0.125 cents per newly issued warrant outlined above for a total of $249.

The June Warrants will be exercisable immediately upon issuance, half of which with a term of 5.5 years (the “5.5 Years June Warrants”), and the remaining with a term of 2 years (the “2 Years June Warrants”) (physically or upon occurrence of certain events on a cashless basis at the Holder’s discretion). Their exercise price and the number of shares issuable upon exercise is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

Pursuant to the inducement agreement the Holder exercised the Existing Warrants for a total gross cash amount of approximately $2,999, before deducting offering costs.

As of the issuance date of the June Warrants, the fair value of the warrants was estimated at $1,451. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	5.5 Years June Warrants	2 Years June Warrants
Term	5.5 years	2 years
Expected volatility	44.77%	44.77%
Risk-free rate	3.95%	4.28%
Stock price	$1.97	$1.97

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 7 - SHAREHOLDERS’ EQUITY (Cont.):

d.	Warrant Inducement Agreement June 2024 (Cont.):

In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Induced Warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital. These warrants have not been exercised as of June 30, 2024.

Offering Costs related to warrant inducement agreement June 2024:

Upon the consummation of the to the warrant inducement agreement and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of 331$ and has paid other related issuance cost amounting to approximately $66. The Company has also granted to the Underwriter upon the consummation of the warrant inducement, warrants to purchase up to 69,977 of the Company’s common stocks which carry the same terms as the June Warrants described above, except for the exercise price which reflect 125% of the reduced exercise price of the Existing Warrants ($3.4375). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $42. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 44.77% a risk-free rate of 3.95% contractual term of 5.5 years, and a stock price at the issuance date of $1.97.

The total offering costs (including the inducement effects) in the amount of approximately $1,890 was recognized in equity.

Total outstanding warrant as of 30 June,2024, are as follow:

	Number of warrant	Exercise price	Period left in years
Warrants May 2023	66,127	$4.625	4.4
Warrants December 2023	1,360,170	$1.18 - $1.47	5.0
Warrant June 2024	2,069,317	$2.0 – $3.43	2.0 -5.5
Other	36,792	$10.27 - $50	2 – 2.9
	3,532,406

e.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2024	87,764	$3.63	4.11
Granted	-	-	-
Exercised	(21,225)	$3.37	-
Forfeited	(1,362)	$4.73	-

Outstanding - June 30, 2024	65,102	$4.39	3.6
Exercisable - June 30, 2024	58,818	$3.11	3.2

The majority of the Share-based compensation expenses included in the Condensed consolidated statements of comprehensive under General and Administrative.

2)	Restricted Stock Units:

A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	June 30 2024
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	71,280	$10.35
Granted during the period	-	-
Vested during the period	(18,495)	$3.37
Forfeited during the period	(133)	$4.8
Outstanding as of June 30, 2024	52,652	$11.65

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive under General and Administrative.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 8 - BASIC AND DILUTED INCOME (LOSS) PER SHARE:

e.	Share-based compensation: (Cont.):

Basic net loss per share is computed using the weighted average number of shares of common stock and pre-funded warrants and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method.

Options to purchase 65,102 and 93,708 shares of common stock at an average exercise price of $4.39 and $4.81 per share were outstanding as of June 30, 2024, and June 30, 2023, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

RSUs to purchase 52,652 and 81,363 shares of common stock at an average grant date fair value of $11.33 and $11.65 per share were outstanding as of June 30, 2024, and June 30, 2023, respectively, but were not included in the computation of diluted EPS because to do so would have had antidilutive effect on the basic loss per share.

Warrants convertible into 3,532,406 and 1,047,589 of the Company’s common stock were outstanding as of June 30, 2024, and June 30, 2023 but were not included in the computation of diluted EPS because to do so would have had an antidilutive effect on the basic loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Six months ended June 30,		Three months ended on June 30,
	2024	2023	2024	2023
Numerator:
Net loss	(2,064)	(3,488)	(78)	(1,593)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	3,159,451	1,800,665	3,998,957	1,863,343

Pre-Funded warrants to purchase common shares	841,543	238,979	258,717	477,958

Repurchase of common stock	-	(5,896)	-	(7,920)

Weighted average number of shares used in computing - basic and diluted	4,000,994	2,033,747	4,257,674	2,333,381

Net loss per share attributable to common shareholders – basic and diluted	(0.51)	(1.72)	(0.01)	(0.68)

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 9 - REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

The following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Six months ended June 30,		Three months ended on June 30
	2024	2023	2024	2023
North America	$3,464	$1,409	$3,075	$784
Europe, the Middle East and Africa	667	1,903	332	932
Asia Pacific	27	432	25	180
	$4,158	$3,744	$3,431	$1,896

b.	Revenues from contract liability:

	Six months ended	Year ended,
	June 30,	December 31,
	2024	2023
Opening balance	460	648
Revenue recognized that was included in the contract liability balance at the beginning of the period	(364)	(544)
Additions	155	356
Remaining performance obligations	251	460

As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation is $251, and the Company will recognize this revenue over the next 30 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended June 30, 2023		Three months ended June 30, 2024
Customer A	-	-	63%	$2,152
Customer B	8%	$143	2%	$61
Customer C	16%	$305	1%	$29
Customer D	11%	$199	3%	$92
Customer E	11%	$196	0.3%	$9

	Six months ended June 30, 2023		Six months ended June 30, 2024
Customer A	-	-	52%	$2,152
Customer B	25%	$917	2%	$97
Customer C	8%	$305	4%	171
Customer D	8%	$309	4%	$153
Customer E	7%	$270	0.4%	$18

The majority of the Company’s revenues are recognized at a point in time.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS

NOTE 10 - SUBSEQUENT EVENTS

a.	Migdalor loan repayment

See Note 4b above for details regarding amounts paid in connection with the Migdalor loan after the reporting period.

b.	July 2024 Warrant Exercise:

On June 30, 2024, the Company has entered into an inducement letter with the Holder (as defined in Note 7b above), to purchase up to an aggregate of 999,670 shares of the June 2024 Warrants, originally issued on June 6, 2024, with a twenty-four month term, at an exercise price of $2.00 per share (the “July 2024 Warrant inducement Letter Agreement”). The closing date of the June 30, 2024 Inducement Letter Agreement was on July 2, 2024.

Pursuant to the inducement letter, the holder agreed to exercise for cash its warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.00 per share, in consideration of our agreement to issue new common stock purchase warrants up to an aggregate of 1,999,340 shares of our common stock, at an exercise price of $1.75 per share.

The company engaged the Placement Agent to act as our exclusive placement agent in connection with the July 2024 Warrant inducement. In connection the company issued to certain designees of the Placement Agent warrants (the “July 2024 Placement Agent Warrants”) to purchase up to 69,977 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which have the same terms as the July 2024 Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.50 per share (125% of the exercise price of the June 2024 Warrants). The July 2024 Warrants are immediately exercisable from the date of issuance, until twenty four months anniversary of such date. The July 2024 Placement Agent Warrants are immediately exercisable from the date of issuance, until the five and one-half year anniversary of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024 (referred to herein as the “Annual Report”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Annual Report, and the Special Note Regarding Forward Looking Statements above.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues	4,157	3,744	3,431	1,896
Cost of revenues	1,994	2,424	1,488	1,264
Gross profit	2,163	1,320	1,943	632
Research and development expenses, net	1,250	1,426	603	669
Sales and marketing, net	1,274	1,641	647	712
General and administrative, net	1,607	1,834	790	969
Other income, net	(163)	-	(163)	-
Operating profit (loss)	(1,805)	(3,581)	66	(1,718)
Interest expenses	(344)	(351)	(137)	(171)
Other Financial income (expenses), net	85	444	7	296
Net Comprehensive loss for the period	(2,064)	(3,488)	(78)	(1,593)

Three and Six Months Ended June 30, 2024, Compared to Three and Six Months Ended June 30, 2023

Revenues

Our revenues for the three months ended June 30, 2024 amounted to $3.4 million, compared to $1.9 million for the three months ended June 30, 2023. The increase from the corresponding period was primarily attributable to an increase of $2.3 million of revenues generated from increased volume in North America, offset by a decrease of $0.8 million in revenues generated from Europe, the Middle East and Africa.

Our revenues for the six months ended June 30, 2024, amounted to $4.16 million, compared to $3.74 million for the six months ended June 30, 2023. The increase from the corresponding period was primarily attributable to an increase of $2.05 million in revenues generated from North America, offset by a decrease of $1.64 million in revenues generated from Europe, the Middle East and Africa and Asia Pacific.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2024, amounted to $1.5 million, compared to $1.3 million for the three months ended June 30, 2023. The cost of revenues for the recent period was primarily attributable to the change in regional mix of revenue, of an increase in North America revenues which are more profitable, and a decrease in Europe, Middle East and Africa revenues which are less profitable.

Our cost of revenues for the six months ended June 30, 2024 amounted to $2.0 million, compared to $2.4 million for the six months ended June 30, 2023. The decrease from the corresponding period was primarily attributable to the change in regional mix of revenue of an increase in North America revenues, which are more profitable, and a decrease in Europe, Middle East and Africa revenues which are less profitable.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2024, amounted to $0.6 million compared to $0.7 million for the three months ended June 30, 2023. The decrease is primarily attributable to cost reduction measures taken.

Our research and development expenses for the six months ended June 30, 2024, amounted to $1.25 million compared to $1.4 million for the six months ended June 30, 2023. The decrease is primarily attributable to cost reduction measures taken.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended June 30, 2024, amounted to $0.65 million compared to $0.7 million for the three months ended June 30, 2023. The decrease was mainly due to cost reduction measures taken, offset partially by increase in commission expense driven by the increase in revenues.

Our sales and marketing expenses for the six months ended June 30, 2024, amounted to $1.3 compared to $1.6 million for the six months ended June 30, 2023. The decrease was mainly due to cost reduction measures taken.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2024 amounted to $0.79 million compared to $0.97 million for the three months ended June 30, 2023. The decrease is driven by cost reduction measures taken.

Our general and administrative expenses for the six months ended June 30, 2024, amounted to $1.6 million compared to $1.8 million for the six months ended June 30, 2023. This decrease was mainly due to cost reduction measures taken.

Other Income

Our Other Income for the three and six months ended June 30, 2024 amounted to $163,000 vs, $0 in the three and six months ended June 30, 2023. The increase is driven by a government grant from the State of Israel associated with the Swords of Iron war.

Operating profit (Loss)

Our operating profit for the three months ended June 30, 2024, was $66,000, compared to an operating loss of $1.7 million for the three months ended June 30, 2023. The increase was mainly due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses.

Our operating loss for the six months ended June 30, 2024, was $1.8 million, compared to an operating loss of $3.6 million for the six months ended June 30, 2023. The decrease was mainly due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses.

Other Financial Expenses, Net and Interest Expenses

Our financial expense, net for the three months ended June 30, 2024 was net of $0.1 million (including $0.1 million interest expenses) compared to financial income, net of $0.1 million (including $0.2 million interest expenses) for the three months ended June 30, 2023. The increase is mainly due to financial income in the prior year from bank deposits and exchange rate differences not repeated in current period.

Our financial expense, net for the six months ended June 30, 2024 was $0.26 million (including $0.3 million interest expenses) compared to financial income, net of $0.1 million (including $0.3 million interest expenses) for the six months ended June 30, 2023. The increase is mainly due to financial income in the prior year from bank deposits and exchange rate differences not repeated in current period.

Net loss

Our net loss for the three months ended June 30, 2024, was $78,000, compared to net loss of $1.6 million for the three months ended June 30, 2023. The increase was primarily due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses, partially offset by financial income in the prior year not repeating itself.

Our net loss for the six months ended June 30, 2024, was $2.06 million, compared to net loss of $3.5 million for the six months ended June 30, 2023. This decrease was primarily due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses, partially offset by financial income in the prior year not repeating itself.

Non-GAAP adjusted EBITDA

(U.S. dollars in thousands)	Six months Ended June 30, 2024	Six months Ended June 30, 2023	Three months Ended June 30, 2024	Three months Ended June 30, 2023
Revenues	$4,157	$3,744	$3,431	$1,896
GAAP net loss	(2,064)	(3,488)	(78)	(1,593)
Interest Expense	344	351	137	171
Other Financial expenses (income), net	(85)	(444)	(7)	(296)
Tax Expense	32	40	15	19
Fixed asset depreciation expense	8	13	3	6
Stock based compensation	179	192	90	97
Research and development, capitalization	0	258	-	112
Other one-time costs and expenses	(189)	223	(163)	223
Non-GAAP Adjusted EBITDA	(1,775)	(2,855)	11	(1,261)
GAAP net loss margin	(49.65)%	(93.16)%	(2.27)%	(84.02)%
Adjusted EBITDA margin	(42.70)%	(76.25)%	0.03%	(66.51)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA, and Adjusted EBITDA margin are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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

	For the six months ended June 30		For the three months ended June 30
(U.S. dollars in thousands)	2024	2023	2024	2023
Revenues	$4,157	$3,744	$3,431	$1,896

Non-GAAP Adjusted EBITDA	(1,776)	(2,855)	11	(1,261)

As a percentage of revenues	42.72%	(76.25)%	0.03%	(66.51)%

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

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $1.94 million and approximately $3.5 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we had negative cash flows from operations of $2.3 million and $2.9 million, respectively.

As of June 30, 2024, we had an accumulated deficit of $41.75 million, cash on hand (including short term deposits and restricted cash equivalents) of $3.1 million, and long-term restricted cash and cash equivalents and restricted bank deposits of $0.3 million. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

June 2024 Warrant Inducement

On June 5, 2024, we entered into an inducement agreement with a certain holder of certain of our existing warrants to purchase up to an aggregate of 999,670 shares of our common stock originally issued on May 8, 2023, with a five and one-half year term, at an exercise price of $2.75 per share (the “May 2023 Warrants”).

Pursuant to the inducement agreement, the holder agreed to exercise for cash its May 2023 Warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.75 per share, in consideration of our agreement to issue new common stock purchase warrants (the “June 2024 Warrants”), as described below, to purchase up to an aggregate of 1,999,340 shares of our common stock, at an exercise price of $2.00 per share.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as our exclusive placement agent in connection with the June 2024 Warrant Inducement. In connection with the June 2024 Warrant Inducement, we issued to certain designees of the Placement Agent warrants (the “June 2024 Placement Agent Warrants”) to purchase up to 69,977 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which have the same terms as the June 2024 Warrants, except that the Placement Agent Warrants have an exercise price equal to $3.4375 per share (125% of the exercise price of the May 2023 Warrants). The June 2024 Warrants were immediately exercisable from the date of issuance, until five and one-half year anniversary of such date for 999,670 of the June 2024 Warrants, and until twenty four months anniversary of such date for the remaining 999,670 of the June 2024 Warrants. The Placement Agent Warrants are immediately exercisable from the date of issuance, until the five and one-half year anniversary of such date.  The closing of the June 2024 Warrant Inducement occurred on June 6, 2024.

July 2024 Warrant Inducement

On June 30, 2024, we entered into an inducement letter with a holder of our June 2024 Warrants, to purchase up to an aggregate of 999,670 shares of the June 2024 Warrants, originally issued on June 6, 2024, with a twenty-four month term, at an exercise price of $2.00 per share (the “June 30, 2024 Inducement Letter Agreement”).

Pursuant to the inducement letter, the holder agreed to exercise for cash its warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.00 per share, in consideration of our agreement to issue new common stock purchase warrants (the “July 2024 Warrants”), as descried below, to purchase up to an aggregate of 1,999,340 shares of our common stock, at an exercise price of $1.75 per share.

We engaged the Placement Agent to act as our exclusive placement agent in connection with the July 2024 Warrant Inducement. In connection with the July 2024 Warrant Inducement, we issued to certain designees of the Placement Agent warrants (the “July 2024 Placement Agent Warrants”) to purchase up to 69,977 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which have the same terms as the July 2024 Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.50 per share (125% of the exercise price of the June 2024 Warrants). The July 2024 Warrants were immediately exercisable from the date of issuance, until twenty four months anniversary of such date. The July 2024 Placement Agent Warrants are immediately exercisable from the date of issuance, until the five and one-half year anniversary of such date. The closing of the July 2024 Warrant Inducement occurred on July 2, 2024.

QIND Term Sheet

On May 23, 2024, we entered into a binding term sheet (the “Term Sheet”) with Quality Industrial Corp, a Nevada corporation traded on the OTC under the symbol QIND (“Target”), and Ilustrato Pictures International Inc., a Nevada corporation (“Seller”), pursuant to which we will acquire from Seller and additional shareholders of Target shares of Target constituting between 61% to 75% of the issued and outstanding shares of the Target’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. However, on July 19, 2024, we, Target and Seller agreed to extend the non-solicitation and no-shop periods provided in the Term Sheet until August 2, 2024, unless mutually terminated earlier by the parties.

On August 2, 2024, we, Target and Seller agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until August 16, 2024, unless mutually terminated earlier by the parties.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash used in operating activities	$(2,343)	$(2,939)
Net cash provided by investing activities	197	677
Net cash provided by financing activities	3	2,780
Net change in cash	$(2,149)	$518

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $3.3 million compared to $4.8 million of cash, cash equivalents and restricted cash as of June 30, 2023.

Cash used in operating activities amounted to $2.3 million for the six months ended June 30, 2024, compared to $2.9 million for the six months ended June 30, 2023. The decrease in cash used in operating activities was mainly due to cost reduction measures taken.

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2024, compared to cash provided by investing activities of $0.7 million for the six months ended June 30, 2023. The decrease from the corresponding period was mainly due to the reduction in short-term bank deposits.

Net cash provided by financing activities was $3,000 for the six months ended June 30, 2024, compared to $2.8 million provided for the six months ended June 30, 2023. The cash flow from financing activities for the six months ended June 30, 2024, resulted from exercise of investor warrants, offset by repayments of a long-term loan. The decrease is related to the repayment of long-term loan, offset by funds raised from an investor warrant exercise. See notes 2 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of June 30, 2024, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2024 given the existence of the previously identified material weakness described below having not been remediated as of the last day of the period covered by this Quarterly Report.

Material Weakness

We have identified one material weakness in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statement, that had not been remediated as of June 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our CEO and CFO, concluded that, as of June 30, 2024:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. In addition, Iran recently launched a direct attack on Israel involved hundreds of drones and missiles, and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

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

On August 25, 2023, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in shareholders’ equity (the “Minimum Shareholders’ Equity Requirement”) or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. We had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement.

On March 27, 2024, we received a delist determination letter from Nasdaq advising us that the Staff had determined to delist our securities from Nasdaq due to non-compliance with the Minimum Shareholders’ Equity Requirement, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel. On June 10, 2024, the Panel granted our request for continued listing subject to us evidencing compliance with the Equity Rule by August 30, 2024.

As of June 30, 2024, our total shareholders’ equity was $0.94 million.  On June 30, 2024, we entered into the June 30, 2024, Inducement Letter Agreement, which closed on July 2, 2024, adding approximately $2.0 million of shareholders’ equity.  Although the June 30, 2024, Inducement Letter Agreement was entered into prior to the end of the Quarterly Period ended June 30 ,2024, we were not able to recognize the addition to shareholders’ equity resulting from it until July 2, 2024.  Therefore, we believe that our shareholders’ equity remains above $2.5 million as of the date of this Form 10-Q filing, which is the Nasdaq shareholders’ equity requirement for continued listing on The Nasdaq Capital Market. Notwithstanding the foregoing, we must await a final compliance determination from Nasdaq.

There can be no assurance that we will be able to timely demonstrate such compliance with the Equity Rule.

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

In addition, on May 20, 2024, the Nasdaq notified us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), which requires our common stock to maintain a minimum bid price of $1.00 per share. On June 20, 2024, we received a letter from Nasdaq that, for the 10 consecutive business days from June 5, 2024 to June 28, 2024, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

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

Actelis Networks, Inc.

Date: August 14, 2024	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer and Deputy Chief Executive Officer (Principal Financial and Accounting Officer)