Form 10-Q
period 2024-09-30
ACTELIS NETWORKS INC
filed 2024-11-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 14, 2024, 6,253,715 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2024

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2024

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands)

	September 30, 2024	December 31, 2023
Assets
CURRENT ASSETS:
Cash and cash equivalents	2,241	620
Short term deposits	-	197
Restricted cash equivalents	300	1,565
Trade receivables, net of allowance for credit losses of $168 as of September 30, 2024, and December 31, 2023.	1,828	664
Inventories	2,372	2,526
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 and $144 as of September 30, 2024, and December 31, 2023, respectively	481	340
TOTAL CURRENT ASSETS	7,222	5,912

NON-CURRENT ASSETS:
Property and equipment, net	52	61
Prepaid expenses	592	592
Restricted cash and cash equivalents	-	3,330
Restricted bank deposits	91	94
Severance pay fund	200	238
Operating lease right of use assets	515	918
Long term deposits	78	78
TOTAL NON-CURRENT ASSETS	1,528	5,311

TOTAL ASSETS	8,750	11,223

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands)

	September 30, 2024	December 31, 2023
Liabilities, Mezzanine Equity and shareholders’ equity
CURRENT LIABILITIES:
Credit line	927	-
Current maturities of long-term loans	-	1,335
Trade payables	893	1,769
Deferred revenues	277	389
Employee and employee-related obligations	760	737
Accrued royalties	1,033	1,062
Current maturities of operating lease liabilities	450	498
Other current liabilities	735	1,122
TOTAL CURRENT LIABILITIES	5,075	6,912

NON-CURRENT LIABILITIES:
Long-term loan, net of current maturities	150	3,154
Deferred revenues	160	71
Operating lease liabilities	62	405
Accrued severance	226	270
Other long-term liabilities	16	23
TOTAL NON-CURRENT LIABILITIES	614	3,923
TOTAL LIABILITIES	5,689	10,835

COMMITMENTS AND CONTINGENCIES (Note 10)

MEZZANINE EQUITY
Redeemable convertible preferred stock - $0.0001 par value, 10,000,000 authorized as of September 30, 2024, December 31, 2023. None issued and outstanding as of September 30, 2024, December 31, 2023.	-	-

WARRANTS TO PLACEMENT AGENT (Note 7)	228	159

SHAREHOLDERS' EQUITY :
Common stock, $0.0001 par value: 30,000,000 shares authorized: 6,254,664 and 3,007,745 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of September 30, 2024, and December 31, 2023, None issued and outstanding as of September 30, 2024, and December 31, 2023.	-	-
Additional paid-in capital	45,095	39,916
Accumulated deficit	(42,263)	(39,688)
TOTAL SHAREHOLDERS’ EQUITY	2,833	229

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	8,750	11,223

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023

REVENUES	6,698	4,589	2,541	845
COST OF REVENUES	2,792	3,043	798	619
GROSS PROFIT	3,906	1,546	1,743	226

OPERATING EXPENSES:
Research and development expenses	1,793	2,117	543	691
Sales and marketing expenses	2,001	2,332	727	691
General and administrative expenses	2,398	2,805	790	971
Other income	(163)	-	-	-
TOTAL OPERATING EXPENSES	6,029	7,254	2,060	2,353

OPERATING LOSS	(2,123)	(5,708)	(317)	(2,127)
Interest expense	(590)	(512)	(246)	(161)
Other Financial income, net	138	1,865	52	1,421
NET COMPREHENSIVE LOSS FOR THE PERIOD	(2,575)	(4,355)	(511)	(867)

Net loss per share attributable to common shareholders – basic and diluted	$(0.59)	$(1.93)	$(0.09)	$(0.32)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	4,429,738	2,254,235	6,014,548	2,685,626

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (continued)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional		Total
Nine Months Ended	Amount	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	shareholders' equity
BALANCE AS OF JANUARY 1, 2023	-	-	1,737,986	1	-	-	36,666	(33,402)	3,265
Share based compensation	-	-	-	-	-	-	298	-	298
Repurchase of common stock	-	-	(7,920)	*	-	-	(50)	-	(50)
Issuance of common stock and pre-funded warrants upon private placement, net of underwriting commissions and other offering costs	-	104	190,000	*	-	-	1,356	-	1,356
Exercise of options into common stock	-	-	19,443	*	-	-	10	-	10
Exercise of pre-funded warrants into common stock	-	-	754,670	*	-	-	-	-	*
Reclassification of warrants from liabilities to equity	-	-	-	-	-	-	314	-	314
Net comprehensive loss for the period	-	-	-	-	-	-	-	(4,355)	(4,355)
BALANCE AS OF SEPTEMBER 30, 2023	-	104	2,694,179	1	-	-	38,594	(37,757)	838

BALANCE AS OF JANUARY 1, 2024	-	159	3,007,745	1	-	-	39,916	(39,688)	229
Share based compensation			-	-	-	-	259		259
Vesting of RSUs	-	-	28,228	*	-	-	*	-	-
Issuance of common stock, net of offering costs (note 7f)	-	-	227,939	*	-	-	316	-	316
Exercise of options into common stock	-	-	21,225	*	-	-	32	-	32
Warrant to lender	-	-	-	-	-	-	61	-	61
Exercise of Pre funded warrants into common stock (Note 7b)	-	-	970,187	*	-	-		-	*
Warrant inducement agreement, net of offering costs (Note 7e)	-	27	999,670	*	-	-	1,951	-	1,951
Warrant inducement agreement, net of offering costs (Note 7d)	-	42	999,670	*	-	-	2,560	-	2,560
Net comprehensive loss for the period					-	-		(2,575)	(2,575)
BALANCE AS OF SEPTEMBER 30, 2024	-	228	6,254,664	1	-	-	45,095	(42,263)	2,833

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (continued)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional		Total
Three Months Ended	Amount	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	shareholders' equity
BALANCE AS OF JUNE 30, 2023	-	104	1,930,718	1	-	-	38,174	(36,890)	1,285
Share based compensation	-	-	-	-	-	-	106	-	106
Exercise of options into common stock	-	-	8,791	*	-	-	*	-	*
Exercise of pre-funded warrants into common stock	-	-	754,670	-	-	-	*	-	*
Reclassification of warrants from liabilities to equity	-	-	-	-	-	-	314	-	314
Net comprehensive loss for the period	-	-	-	-	-	-	-	(867)	(867)
BALANCE AS OF SEPTEMBER 30, 2023	-	104	2,694,179	1	-	-	38,594	(37,757)	838

BALANCE AS OF JUNE 30, 2024	-	201	5,017,322	1	-	-	42,687	(41,752)	936
Share based compensation	-	-			-	-	80		80
Vesting of RSUs	-	-	9,733	*	-	-	-		-
Warrant to lender	-	-	-	-	-	-	61		61
Warrant inducement agreement, net of offering costs (Note 7e)	-	27	999,670	*	-	-	1,951		1,951
Issuance of common stock, net of offering costs (note 7d)	-	-	227,939	*	-	-	316		316
Net comprehensive loss for the period	-	-			-	-		(511)	(511)
BALANCE AS OF SEPTEMBER 30, 2024	-	228	6,254,664	1	-	-	45,095	(42,263)	2,833

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2024	2023
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,575)	(4,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	20
Changes in fair value related to warrants to lenders and investors	-	(1,658)
Warrant issuance costs	-	223
Inventories write-downs	39	132
Interest expenses	(56)	-
Exchange rate differences	(58)	(365)
Share-based compensation	259	298
Financial income from short and long term bank deposit	(11)	(78)
Changes in operating assets and liabilities:
Trade receivables	(1,164)	2,319
Net change in operating lease assets and liabilities	12	25
Inventories	115	(1,651)
Prepaid expenses and other current assets	(140)	62
Long term prepaid expenses	-	(100)
Trade payables	(875)	411
Deferred revenues	(23)	(262)
Other current liabilities	(350)	(185)
Other long-term liabilities	35	(30)
Net cash used in operating activities	(4,781)	(5,194)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	198	1,363
Long term Restricted bank deposits	-	75
Long term deposits	-	(2)
Purchase of property and equipment	(1)	(6)
Net cash provided by investing activities	197	1,430
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	32	10
Proceeds from issuance of common stocks, pre-funded warrants and warrants	*	3,500
Proceeds from issuance common stock, net of offering costs	316	-
Proceeds from credit lines with bank, net	927	-
Proceeds from Warrant inducement agreement	5,248
Underwriting discounts and commissions and other offering costs	(668)	(291)
Early repayment of long-term loan	(4,038)
Repayment of long-term loan	(193)	(583)
Repurchase of common stock	-	(50)
Net cash provided by financing activities	1,624	2,586
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(14)	(12)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(2,974)	(1,190)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,515	4,279
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	2,541	3,089

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	September 30
	2024	2023
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	2,241	682
Restricted cash equivalents, current	300	-
Restricted cash and cash equivalents, non-current	-	2,407
Total cash, cash equivalents and restricted cash	2,541	3,089

	Nine months ended September 30,
	2024	2023
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$576	$512
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs of common stock, pre-funded warrants and warrants	-	$104

Reclassification of warrants from liability to equity upon amendment to private placement agreement	$-	$314
Issuance costs of the Warrant inducement agreement	$2,651	-
Warrant to lender	$61	-

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations. Net loss was $2,575 and $4,355 for the nine months ended September 30, 2024, and September 30, 2023, respectively. During the nine months ended September 30, 2024, and September 30, 2023, the Company had negative cash flows from operations of $4,781 and $5,194, respectively. As of September 30, 2024, the Company’s accumulated deficit was $42,263. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $2,541 restricted bank deposits of $91 as of September 30, 2024. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenue adequate to support its cost structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these condensed consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.	On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Northern Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the red sea. Further, on April 2024, and on October 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. To date our operations and financial results have not been materially affected. The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate, while supporting the safety and well-being of its employees. It is currently not possible to predict the effects of such conflicts and its impact on the Company’s business, operations or financial conditions. We continue to monitor political and military developments closely and examine the consequences for our business, results of operations and financial condition.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL: (continued):

On November 21, 2023 we applied for an Israeli government grant associated with the Swords of Iron war declared by the State of Israel following the October 7, 2023 attack by Hamas.

The Company was found eligible and received an amount of $163 which was recognized as other income during the second quarter in 2024. The grant is not repayable.

d.	On August 25, 2023, the Company received a notification letter from the Nasdaq Staff indicating that the company was not in compliance with Nasdaq Listing Rule 5550(b)(1) due to the company's failure to meet the Minimum Shareholders’ Equity Requirement or any alternatives to such requirement. In order to maintain listing on the Nasdaq Capital Market, the company has submitted a plan of compliance addressing how we intended to regain compliance. The company had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement.

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

On August 27, 2024, the Company received formal written notice from the Nasdaq Staff confirming that the Company has evidenced compliance with all applicable criteria for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550. In accordance with Nasdaq Listing Rule 5815(d)(4)(B), the Company will remain subject to Panel monitor for equity compliance through August 27, 2025.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of results that could be expected for the 2024 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued):

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

The Company measured the fair value of the warrants it issued (see note 5) based on Level 3 inputs, and the warrants liability amounted to $8 as September 30, 2024 and December 31, 2023, are presented in the Other current liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2024, and December 31, 2023, the fair values of the Company’s cash and cash equivalents, restricted cash and cash equivalents, short and long-term deposits, trade receivables, trade payables, long-term loan, restricted bank deposits, Severance pay fund and other current assets approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued):

The Company has customers balances representing 10% or more of Trade receivables as follows:

1)	Customer A represented 0% and 30% of the Company Trade receivables balance as of September 30, 2024, and December 31, 2023, respectively.

2)	Customer B represented 4.5 % and 11% of the Company Trade receivables balance as of September 30, 2024, and December 31, 2023, respectively.

3)	Customer C represented0 % and 11% of the Company Trade receivables balance as of September 30, 2024, and December 31, 2023, respectively.

4)	Customer D represented 38% and 0% of the Company Trade receivables balance as of September 30, 2024, and December 31, 2023, respectively.

5)	Customer E represented 21.4% and 0% of the Company Trade receivables balance as of September 30, 2024, and December 31, 2023, respectively.

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

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

NOTE 3 – INVENTORIES:

	September 30, 2024	December 31, 2023
Raw materials	1,344	757
Finished goods	1,028	1,769
	2,372	2,526

Inventory write-downs amounted to $39 and $132 during the nine months ended September 30, 2024, and 2023, respectively and $14 and $35 during the three months ended September 30 2024 and 2023, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan matures in June, 2050 and bears interest of 3.75% per annum, payable monthly commencing on January 1, 2023, unless forgiven per program regulations. As of September 30, 2024, the total loan balance outstanding was $150.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 4 – LOANS: (continued):

b.	On December 9, 2020, the Company signed a new loan agreement with an Israeli based financial institution (“Migdalor”) for a loan of up to 20 million NIS ("New Israeli Shekel") (an amount of $6,000). The Company received $3,000 on December 2020, and additional $2,000 in January 2021. The loan bears interest of 9.6% per annum. The interest shall first be paid in 12 payments starting February 1, 2021. Starting February 1, 2022, the loan principal and interest shall be repaid in 72 equal payments, plus a one-time interest payment after the 36th month.

As part of the loan agreement, the Company issued the New Lender warrants to acquire common stock in the amount of $1,500.

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

As of September 30, 2024, the Company was in compliance with the covenants   of the Migdalor loan.

In February 2024, the Company performed a partial early repayment of Migdalor Loan in the amount of 2 million NIS (approximately $550). During April and May 2024, the Company made an additional partial early repayment of Migdalor loan in the amount of 10.9 million NIS approximately $2,933). In May 2024, the Company signed an amendment to the agreement with Migdalor, pursuant to which the remaining $470 of the one-time interest payment which was originally due in January 2024 to Migdalor will be paid in 12 equal monthly payments bearing 9.6% interest from February 2024 till February 2025. In addition, the Company is obligated to issue Migdalor warrants to acquire common stock for up to $150 subject to the agreed upon formula. The Company has a paid, during July 2024, a total amount of $196 (for the periods from February to June) of the one-time interest payment.

In July 2024, the company repaid the remaining loan balance to Migdalor, totaling 1.16 million ILS (approximately 0.3$ million )

As of September 30, 2024, the total outstanding of the one-time interest payment was 0.7 million NIS (approximately $0.2 million).

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

Under the Credit Agreement, the Company is permitted to draw upon the New Credit Line for customer invoices that meet the following conditions:

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

The Credit Line balance drawn will be examined every month and adjusted up to every three months and Repayment of the Credit Line will be made up to every three months subject to the expiration of the financing period for the invoices that were financed. The Company may refinance newly issued invoices at any time up to the Credit Line limit and subject to the terms of the Credit Line.

As of September 30, 2024, the Subsidiary used $0.9 million of the credit line.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 5 – WARRANTS:

The company has several types of warrants. The warrants classified as liability are presented in this note, and the equity warrants are presented under note 7.

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

The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares. The Comerica Warrants are still outstanding as of September 30, 2024.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after September 30, 2024, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

As of September 30, 2024, the Company had received approximately $14,300 (approximately $15,830 including interest) and repaid approximately $10,518 in such grants.

As of September 30, 2024, and December 31, 2023, the Company had a liability to pay royalties in the amount of approximately $1,033 thousands and $1,062 thousands respectively.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY: (continued):

b.	Offering of common stocks and warrants May 2023: (continued)

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

On December 20, 2023, the Company completed a fund-raising round in a total gross amount of $1,500 pursuant to which the Company agreed to issue and sell to the Holder in December’s private placement (the “Second Offering”):

1)	301,000 shares of the Company’s common stock, $0.0001 par value;

2)	970,187 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 970,187 shares of Common Stock for an exercise price of $0.0001 which are exercisable (either physically or on a net-cash basis at the Holder’s discretion) immediately upon their issuance until their full exercise. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also has certain rights upon a fundamental transaction (as defined in the agreement) as specified in the agreement. During June 2024, the Holder elected to exercise 970,187 of the pre-funded warrant. The total exercise price in the amount of $0.097 was paid in cash.

d.	Warrant Inducement Agreement June 2024:

3)	warrants to purchase up to 1,271,187 shares of Common Stock (“Common Warrants”) for an exercise price of $1.18 which are exercisable (physically or upon occurrence of certain events on a net-cash basis at the Holder’s discretion) immediately upon their issuance until June 20, 2029. Their exercise price is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY: (continued):

d.	Warrant Inducement Agreement June 2024: (continued)

Offering Costs related to December 2023 fund-raising

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

In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the Induced Warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital. On June 30, 2024, the Company entered into a warrant inducement agreement with the Holder. See note 7(e) for further details.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY: (continued):

d.	Warrant Inducement Agreement June 2024: (continued)

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

The total offering costs (including the inducement effects) in the amount of approximately $1,890 was recognized in equity.

e.	Warrant Inducement Agreement July 2024:

On June 30, 2024, the Company entered into a warrant inducement agreement with Holder (as defined in Note 7b above), to purchase up to an aggregate of 999,670 shares of the 2 Years June Warrants, originally issued on June 6, 2024 at an exercise price of $2.00 per share (the “2 Years June Warrants”). The closing date of the June 30, 2024 Inducement Letter Agreement was on July 2, 2024.

Pursuant to the inducement agreement, the holder agreed to exercise for cash the 2 Years June Warrants to purchase an aggregate of 999,670 shares of the Company’s common stock at an exercise price of $2.00 per share, in consideration of the Company’s agreement to issue new common stock purchase warrants, to purchase up to an aggregate of 1,999,340 shares of common stock (the “July Warrants”), for an exercise price of $1.75 at a 1:1 exchange ratio. As further consideration, the Holder agrees to pay $0.125 cents per newly issued warrant outlined above for a total of $250.

The July Warrants will be exercisable immediately upon issuance, with a term of 2 years.

Their exercise price and the number of shares issuable upon exercise is adjustable upon dilutive events (such as subsequent rights offerings, pro-rata distributions and stock dividends and splits). The Holder also possesses a right to receive any additional consideration that holders of common stocks may be entitled to upon a fundamental transaction (as defined in the agreement).

Pursuant to the inducement agreement the Holder exercised the 2 Years June Warrants for a total gross cash amount of approximately $2,249, before deducting offering costs.

As of the issuance date of the July Warrants, the fair value of the warrants was estimated at $1,131. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

2 Years June Warrants
Term	2 years
Expected volatility	61.60%
Risk-free rate	4.28%
Stock price	$1.65

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY: (continued):

e.	Warrant Inducement Agreement July 2024: (continued)

In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the induced warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital. These warrants have not been exercised as of September 30, 2024.

Offering Costs related to warrant inducement agreement July 2024:

Upon the consummation of the to the warrant inducement agreement and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $271. The Company has also granted to the Underwriter upon the consummation of the warrant inducement, warrants to purchase up to 69,977 of the Company’s common stocks which carry the same terms as the July Warrants described above, except for the exercise price which reflect 125% of the reduced exercise price of the June Warrants ($2.50). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $27. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 61.60% a risk-free rate of 3.86% contractual term of 2 years, respectively, and a stock price at the issuance date of 1.65$.

The total offering costs (including the inducement effects) in the amount of approximately $1,429 was recognized in equity.

Total outstanding warrants as of 30 September,2024, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	66,127	$4.625	4.15
Warrants December 2023	1,360,170	$1.18 - $1.47	4.75
Warrants June 2024	1,069,647	$2.0 – $3.43	5.25
Warrants July 2024	2,069,317	$2.5-$1.75	2.0
Other	36,792	$10.27 - $50	1.75 – 2.65
Outstanding as of September 30, 2024	4,602,053

f.	At the Market Offering Agreement:

On September 18, 2024, the Company entered into At the Market Offering Agreement (the “ATM Agreement”), with H.C. Wainwright & Co. (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell shares of its common stock, from time to time, through Wainwright.

Under the ATM Agreement, Wainwright may sell shares in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, as amended, or in any other method permitted by law, including in privately negotiated transactions.

The Company or Wainwright may suspend or terminate the ATM Agreement upon notice to the other party and subject to other conditions.

The Company will pay Wainwright a commission of 3.0% of the gross sales price of any common stock sold under the ATM Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company will also reimburse Wainwright for certain specified expenses.

On September 25, 2024, in connection with the execution of the ATM Agreement, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) to the base prospectus contained in the 2024 Shelf Registration Statement, which Prospectus Supplement related to the offering of up to $3.4 million of shares of the Company’s common stock under the ATM Agreement.

Subsequent to entering into the ATM Agreement, the Company issued and sold 227,939 shares of common stock for gross proceeds of approximately $328.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 7 – SHAREHOLDERS’ EQUITY: (continued):

g.	Share-based compensation:

1)	A summary of the Company's share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2024	87,764	$3.63	4.11
Granted	-	-	-
Exercised	(21,225)	$3.37	-
Forfeited	(1,159)	$16.5	-

Outstanding - September 30, 2024	65,380	$9.81	3.4
Exercisable - September 30, 2024	60,799	$9.81	2.7

The majority of the Share-based compensation expenses included in the Condensed consolidated statements of comprehensive under General and Administrative.

2)	A summary of the Company's RSUs, granted to employees, directors, under option plans is as follows:

	September 30 2024
	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	71,280	$10.35
Granted during the period	-	-
Vested during the period	(28,228)	$3.79
Forfeited during the period	(6,798)	$6.35
Outstanding as of September 30, 2024	36,254	$6.15

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive under General and Administrative.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 8 – BASIC AND DILUTED LOSS PER SHARE:

Basic net loss per share is computed using the weighted average number of shares of common stock and pre-funded warrants and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon the exercise of options and RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method.

Diluted loss per share excludes 4,602,053 shares underlying outstanding warrants, 65,380 shares underlying outstanding options, and 36,254 shares underlying outstanding RSUs for the three and nine months ended September 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,047,589 shares underlying outstanding warrants, 90,377 shares underlying outstanding options, and 72,945 shares underlying outstanding RSUs for the three and nine months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:

Net loss	$(511)	$(867)	$(2,575)	$(4,355)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	6,014,548	2,389,296	3,782,947	1,998,123

Pre-Funded warrants to purchase common shares	-	304,250	646,791	262,712

Repurchase of common stock	-	(7,920)	-	(6,600)

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	6,014,548	2,685,626	4,429,738	2,254,235
Net loss per share attributable to common shareholders – basic and diluted	$(0.09)	$(0.32)	$(0.59)	$(1.93)

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 9 – REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
North America	5,316	$1,863	1,854	$454
Europe, the Middle East and Africa	1,282	2,274	614	371
Asia Pacific	100	452	73	20
	6,698	$4,589	$2,541	$845

b.	Revenues from contract liability:

	Nine months ended, September 30, 2024	Year ended, December 31, 2023
Opening balance	460	648
Revenue recognized that was included in the contract liability balance at the beginning of the year	(607)	(544)
Additions	584	356
Remaining performance obligations	437	460

As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation is $437, and the Company will recognize this revenue over the next 51 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
Customer A	45%	$1,143	18%	$1,205
Customer B	2%	$51	34%	$2,227
Customer C	10%	$254	6%	$401

	Three months ended September 30, 2023		Nine months ended September 30, 2023
Customer A	2%	$20	20%	$920
Customer B	24%	$201	11%	$510
Customer C	2%	$20	10%	$469
Customer D	10%	$80	4%	$171

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

Overview

We are a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems, military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

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

Recent Developments

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

On August 27, 2024, we received formal written notice from Nasdaq confirming that we have evidenced compliance with all applicable criteria for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550, including the Minimum Shareholders’ Equity Requirement. In accordance with Nasdaq Listing Rule 5815(d)(4)(B), we will remain subject to a panel monitor for equity compliance through August 27, 2025.

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and these terrorist organizations in parallel continued rocket and terror attacks. Nevertheless, our clinical and business development activities remain on track. See also Risk Factors – “We conduct our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations and Israel’s war against them, may affect our operations”.

QIND Term Sheet

On May 23, 2024, we announced that we have entered into a binding term sheet (as amended, the “Term Sheet”) with Quality Industrial Corp, a Nevada corporation traded on the OTC under the symbol QIND (“Target”), and Ilustrato Pictures International Inc., a Nevada corporation, providing for the potential acquisition of between 61% to 75% of the issued and outstanding shares of the Target’s share capital.

On November 11, 2024, the Company notified the Target that the Term Sheet is terminated.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues	2,541	845	6,698	4,589
Cost of revenues	798	619	2,792	3,043
Gross profit	1,743	226	3,906	1,546
Research and development expenses, net	543	691	1,793	2,117
Sales and marketing, net	727	691	2,001	2,332
General and administrative, net	790	971	2,398	2,805
Other income, net	-	-	(163)	-
Operating loss	(317)	(2,127)	(2,123)	(5,708)
Interest expenses	(246)	(161)	(590)	(512)
Other Financial income (expenses), net	52	1,421	138	1,865
Net Comprehensive Loss for the period	(511)	(867)	(2,575)	(4,355)

Three and Nine Months Ended September 30, 2024, Compared to Three and Nine Months Ended September 30, 2023

Revenues

Our revenues for the three months ended September 30, 2024 amounted to $2.54 million compared to $0.85 million for the three months ended September 30, 2023. The increase from the corresponding period was primarily attributable to an increase of $1.4 million of revenues generated from North America driven by volume increase and a renewal of a service and software contract and an increase of $0.3 million of revenues generated from Asia Pacific and Europe, the Middle East and Africa driven by volume increase.

Our revenues for the nine months ended September 30, 2024 amounted to $6.7 compared to $4.6 million for the nine months ended September 30, 2023. The increase from the corresponding period was primarily attributable to an increase of $3.4 million in revenues generated from North America associated with volume increase and a renewal of a service and software contract offset by decrease of $1.3 million in revenues generated from Asia Pacific and Europe, the Middle East and Africa associated with completed projects in the prior year period.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2024, amounted to $0.8 million compared to $0.6 million for the three months ended September 30, 2023. The increase from the corresponding period was primarily attributable to the increase in revenues as well as change in the product mix as well as indirect costs not increasing significantly with revenues growing.

Our cost of revenues for the nine months ended September 30, 2024, amounted to $2.8 million compared to $3.0 million for the nine months ended September 30, 2023. The decrease from the corresponding period was primarily attributable to the change in regional mix of revenue of an increase in North America revenues, which are more profitable, and a decrease in Europe, Middle East and Africa revenues which are less profitable as well as indirect costs not increasing significantly with revenues growing.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2024, amounted to $0.5 million compared to $0.7 million for the three months ended September 30, 2023. The decrease is primarily attributable to cost reduction measures taken.

Our research and development expenses for the nine months ended September 30, 2024, amounted to $1.7 million compared to $2.1 million for the nine months ended September 30, 2023. The decrease is primarily attributable to cost reduction measures taken.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended September 30, 2024, amounted to $0.7 million compared to $0.7 for the three months ended September 30, 2023.

Our sales and marketing expenses for the nine months ended September 30, 2024 amounted to $2.0 million compared to $2.3 for the nine months ended September 30, 2023. The decrease was mainly due to cost reduction measures taken.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2024, amounted to $0.8 million compared to $1.0 million for the three months ended September 30, 2023. The decrease is driven by cost reduction measures taken.

Our general and administrative expenses for the nine months ended September 30, 2024, amounted to $2.4 million compared to $2.8 million for the nine months ended September 30, 2023. The decrease is driven by cost reduction measures taken.

Other Income

Our Other Income for the nine months ended September 30, 2024 amounted to $163,000 compared to none for the nine months ended September 30, 2023. The increase is driven by a government grant from the State of Israel associated with the Iron Swords war received during the second quarter of 2024.

Operating Loss

Our operating loss for the three months ended September 30, 2024, was $0.3 million, compared to an operating loss of $2.1 million for the three months ended September 30, 2023. The decrease was mainly due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses.

Our operating loss for the nine months ended September 30, 2024, was $2.1 million, compared to an operating loss of $5.7 million for the nine months ended September 30, 2023. The decrease was mainly due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses.

Financial Expenses, Net and Interest Expenses

Our financial income, net was $52,000 million and our interest expense was $0.2 million for the three months ended September 30, 2024 compared to financial income, net of $1.4 million and including $0.2 million interest expenses for the three months ended September 30, 2023. The increase is mainly due to financial income in the prior year from bank deposits and exchange rate differences not repeated in current period.

Our financial income, net was $138,000 and our interest expense was $0.6 million for the nine months ended September 30, 2024 compared to financial income, net of $1.9 million and interest expense of $0.5 million interest expenses for the nine months ended September 30, 2023. The increase is mainly due to financial income in the prior year from bank deposits and exchange rate differences not repeated in current period.

Net Loss

Our net loss for the three months ended September 30, 2024, was $0.5 million, compared to net loss of $0.9 million for the three months ended September 30, 2023. This decrease was primarily due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses, partially offset by financial income in the prior year not repeating itself.

Our net loss for the nine months ended September 30, 2024, was $2.6 million, compared to net loss of $4.4 million for the nine months ended September 30, 2023. This decrease was primarily due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses, partially offset by financial income in the prior year not repeating itself.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended September 30, 2024	Three months Ended September 30, 2023	Nine months Ended September 30, 2024	Nine months Ended September 30, 2023
Revenues	$2,541	$845	$6,698	$4,589
GAAP net loss	(511)	(867)	(2,575)	(4,355)
Interest Expense	246	161	590	512
Other Financial expenses (income), net	(52)	(1,421)	(138)	(1,865)
Tax Expense	1	18	33	58
Fixed asset depreciation expense	3	7	10	20
Stock based compensation	80	106	259	298
Research and development, capitalization	-	113	-	371
Other one-time costs and expenses (income)	-	120	(189)	343
Non-GAAP Adjusted EBITDA	(233)	(1,763)	(2,010)	(4,618)
GAAP net loss margin	(20.11)%	(102.60)%	(38.44)%	(94.90)%
Adjusted EBITDA margin	(9.17)%	(208.64)%	(30.00)%	(100.63)%

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

	For the three months ended September 30		For the nine months ended September 30
(U.S. dollars in thousands)	2024	2023	2024	2023
Revenues	$2,541	$845	$6,698	$4,589

Non-GAAP Adjusted EBITDA	(233)	(1,763)	(2,010)	(4,618)

As a percentage of revenues	(9.17)%	(208.64)%	(30.00)%	(100.63)%

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

On June 5, 2024, we entered into an inducement agreement with a certain holder of certain of our existing warrants to purchase up to an aggregate of 999,670 shares of our common stock originally issued on May 8, 2023, with a five and one-half year term, at an exercise price of $2.75 per share (the “May 2023 Warrants”). Pursuant to the inducement agreement, the holder agreed to exercise for cash its May 2023 Warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.75 per share, in consideration of our agreement to issue new common stock purchase warrants (the “June 2024 Warrants”), as described below, to purchase up to an aggregate of 1,999,340 shares of our common stock, at an exercise price of $2.00 per share. The closing of the June 2024 Warrant Inducement occurred on June 6, 2024, and resulted in gross proceeds from the exercise of the existing warrants by the holder to the Company of $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

On June 30, 2024, we entered into an inducement letter with a holder of our June 2024 Warrants, to purchase up to an aggregate of 999,670 shares of the June 2024 Warrants, originally issued on June 6, 2024, with a twenty-four month term, at an exercise price of $2.00 per share. Pursuant to the inducement letter, the holder agreed to exercise for cash its warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.00 per share, in consideration of our agreement to issue new common stock purchase warrants (the “July 2024 Warrants”), as descried below, to purchase up to an aggregate of 1,999,340 shares of our common stock, at an exercise price of $1.75 per share. The closing of the July 2024 Warrant Inducement occurred on July 2, 2024, and resulted in gross proceeds from the exercise of the existing warrants by the holder to the Company of $2.25 million, before deducting placement agent fees and other offering expenses payable by the Company.

On September 18, 2024, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $50.0 million. In connection with the filing of the Registration Statement, on September 25, 2024, we entered into a sales agreement with H.C. Wainwright & Co. (the “Sales Agent”), pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $3.4 million under an at-the-market offering program (the “ATM”), which is included in the $50.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares under the ATM. As of September 30, 2024, we have sold 227,939 shares of our common stock and received approximately $317,000 in net proceeds under the ATM.

As discussed in Note 1(c) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of $2.5 million and $6.2 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. During the nine months ended September 30, 2024 and the year ended December 31, 2023, we had negative cash flows from operations of $4.7 million and $6.5 million, respectively. As of September 30, 2024, we had negative working capital and an accumulated deficit of $42.2 million.

As of September 30, 2024, we had cash on hand (including short term deposits and restricted bank deposits) of approximately $2.3 million and long-term deposits, restricted bank deposits and restricted cash of $300,000. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations, as well as make adjustments to our cost structure that were done year to date. However, these cash flow projections are subject to various uncertainties concerning their fulfilment, such as the ability to increase revenues by attracting and expanding our customer base or reducing cost structure. If we are not successful in generating sufficient cash flow or completing additional financing, then we will need to execute additional cost reduction actions that have been planned. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for our operations. Management has evaluated the significance of these conditions and has determined that we do not have sufficient resources to meet our operating obligations for at least one year from the issuance date of these condensed consolidated financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash used in operating activities	$(4,781)	$(5,194)
Net cash provided by (used in) investing activities	197	1,430
Net cash provided by financing activities	1,624	2,586
Net change in cash	$(2,974)	$(1,190)

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $2.5 million compared to $3.1 million of cash, cash equivalents and restricted cash as of September 30, 2023.

Cash used in operating activities amounted to $4.7 million for the nine months ended September 30, 2024, compared to $5.2 for the nine months ended September 30, 2023. The decrease in cash used in operating activities was mainly due to cost reduction measures taken.

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2024, compared to cash used in investing activities of $1.4 for the nine months ended September 30, 2023. The decrease from the corresponding period was mainly due to the reduction in short-term bank deposits.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2024, compared to $2.6 million for the nine months ended September 30, 2023. The decrease is related to the repayment of long-term loan, offset by funds raised from an investor warrant exercise. See notes 2 to the condensed consolidated financial statements

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of September 30, 2024, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2024 given the existence of the previously identified material weakness described below having not been remediated as of the last day of the period covered by this Quarterly Report.

Material Weakness

We have identified one material weakness in our design and operation of our internal control over financial reporting in connection with the preparation of our financial remediated as of September 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our CEO and CFO, concluded that, as of September 30, 2024:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in shareholders’ equity.

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our ordinary shares on Nasdaq.

For instance, on August 25, 2023, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in shareholders’ equity (the “Minimum Shareholders’ Equity Requirement”) or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance

On August 27, 2024, we received formal written notice from Nasdaq confirming that we have evidenced compliance with all applicable criteria for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550, including the Minimum Shareholders’ Equity Requirement. In accordance with Nasdaq Listing Rule 5815(d)(4)(B), we will remain subject to a panel monitor for equity compliance through August 27, 2025.

In addition, on May 20, 2024, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share. On June 20, 2024, the Company received a letter from Nasdaq that, for the 10 consecutive business days from June 5, 2024 to June 28, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

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

Actelis Networks, Inc.

Date: November 14, 2024	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer and Deputy Chief Executive Officer (Principal Financial and Accounting Officer)