Form 10-K
period 2024-12-31
ACTELIS NETWORKS INC
filed 2025-03-24
CIK 1141284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 11,077,194 based on the closing sale price on that date of $2.31. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 21, 2025, there were 8,513,181 shares of the registrant’s common stock, par value $0.0001 per share, outstanding, including treasury shares.

ACTELIS NETWORKS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

ii

Item 1. Business

Company Overview

Actelis Networks, Inc. (“we,” “the Company”, “Actelis”, “us”, “our”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom (notably in multi-dwelling units) and campus applications. Additionally, through our “Cyber Aware Networking” initiative, we provide an AI-based cyber monitoring and protection software-based system for all edge devices, enhancing network security and resilience and operational continuity.

Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and AI-based cyber-security offering, unlocks the hidden value of essential networks and the devices they connect, delivering a safe and cyber-aware connectivity for rapid, cost-effective deployment.

Our networking solutions use a combination of newly deployed fiber infrastructure and existing copper and coaxial lines which our patented technology can upgrade to Fiber-grade to jointly create what we believe to be a highly cost-effective, secure and quick-to-deploy network. Our patent protected hybrid-fiber networking solutions deliver excellent communication over fiber to locations that may be easy to reach with new fiber. However, for locations that are difficult, or too costly to reach with fiber, we can upgrade existing copper or coax lines to deliver cyber-hardened, high-speed connectivity without needing to replace the existing infrastructure with new fiber. We believe that such hybrid fiber networking solutions have distinct advantages in most real-life installations, while providing significant budget savings and accelerating deployment of modern IoT networks. Based on our experience, most IoT projects have challenging, hard to reach with fiber locations which may significantly increase such projects’ timeline and budgets. We believe that our solutions can provide connectivity over either fiber, copper or coax with speeds of up to multi-Gigabit communication, while supporting Fiber-grade reliability and quality.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection.

Our IoT cyber-security software solution implements AI to monitor, identify vulnerabilities and threats, offers or implements automatically AI generated plans addressing such exposures and constant reporting of all such activities, for the sake of documentation and compliance. This solution comes with the network itself, and uses the network traffic to become cyber-aware of the risks imminent to the IoT devices that are connected to that network.

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

Providing new fiber connectivity to hard-to-reach locations is especially costly and time-consuming, often requiring permits for boring, trenching, and right-of-way, sometimes done over many miles. Connecting such hard-to-reach locations may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges by instantly enhancing performance of such existing copper and coax infrastructure to fiber-grade performance, through the use of advanced signal processing a unique, patented network architecture, without the need to run new fiber to hard-to-reach locations; thus, effectively accelerating deployment of many IoT projects, as we estimate, sometimes from many months to only days. The result for the network owner is a hybrid network that optimizes the use of both new Fiber (where available) as well as upgraded, fiber-grade copper and coax that is now modernized, digitized and cyber-hardened. This unique hybrid network approach is making IoT projects often significantly more affordable, fast to deploy and predictable to plan and budget. The same is correct in multi-dwelling unit buildings where the wiring from the roof (in case of a wireless based connectivity) or from the basement in case of a wired connectivity to the building. In such cases we utilize existing in-building wiring, preventing the need for brand-new ones and enables multi-gigabit connectivity to each apartment or suite.

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

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT, federal and DoD markets, as well as multi-dwelling units (“MDUs”), and introduced, in 2024, our cyber-aware networking solutions for IoT markets as well.

Our operations are focused on our fast-growing IoT, federal and DoD markets, while maintaining our commitment to our existing Telco customers, and particularly MDUs. In 2024, we introduced new product offering, some of which could serve both the IoT markets and our Telco customers.

In August 2024, we announced signing a strategic partnership with an advanced cybersecurity provider to develop and deliver a novel, AI-Powered SaaS offering, under Actelis’ ‘Cyber Aware Networking’ initiative. This software, designed as an intelligence layer integrated into Actelis’ networking devices, leverages the network’s power and proximity to IoT devices to monitor and protect physical assets such as cameras, sensors, and other devices at the edge, enabling corrective actions before issues propagate throughout the network.

We derive a majority of our revenues from our existing and new IoT (including federal and DoD) customers. For the years ended December 31, 2024 and December 31, 2023, our IoT customers in the aggregate accounted for approximately 72% and 73% of our revenues, respectively.

We derive a significant portion of our revenues from a limited number of our customers. For the years ended December 31, 2024 and December 31, 2023, our top ten customers in the aggregate accounted for approximately 74% and 66% of our revenues.

We have incurred significant losses and negative cash flows from operations and as of December 31, 2024, we had an accumulated deficit of $44.0 million. We have funded our operations to date through equity and debt financing and we had cash on hand (including short term bank deposits and restricted cash equivalents) of $2.3 million and long-term restricted cash and cash equivalents and restricted bank deposits of $0.2 million as of December 31, 2024. We continue to invest in sales and marketing resources to fuel our growth.

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

Our cyber-security solution is SaaS-based. As such, it provides continuous protection through learning of the network and devices it protects, and constant alerting and review against external data bases of known threats, creating a repeatable, ever-improving protection cycle.

Rapid Deployment and Lower Cost of Critical Connectivity for IoT

We aim to become the global leading provider of cyber-secure, cost-effective and quick-to-deploy hybrid networking for all wide-area IoT applications. Our products work over all types of wireline media on the global data network, whether owned or operated by telecom service providers or a private network operated by enterprises or government organizations as well as MDU buildings. Our products are structured as building blocks for most IoT applications and are feature-rich. This allows for one Actelis platform to often replace multiple other platforms available in the market, allowing for space-saving installation, energy conservation (which we believe results in a more environmentally sustainable network, through the avoidance of need to add new physical infrastructure), and making network planning easier for our customers. We aim at having our products installed and help accelerate deployment of wire-area IoT projects and applications everywhere.

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

In another project, we have been selected to provide networking for a major city that has fiber installed to 15% of its traffic junctions, however 85% of its junctions are connected to low performance copper lines susceptible for bad actors to tamper with. Upgrading the entire city’s infrastructure to Fiber would have involved major civil works, permit delays and traffic interruptions for months or years, with a cost that would greatly exceed city’s budget. Our hybrid fiber network allowed for the city to use its 15% fiber deployment, upgrade instantly the performance of its existing 85% copper lines to fiber-grade and join the two under a comprehensive management and security software package from Actelis to create one seamless network, while providing major savings of both time and money.

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

In 2022, we released our first product family of hardened, hybrid, encrypted fiber product family with 10Gbps switching capacity.

In 2023, we introduced the next-generation product families for hybrid-fiber Gigabit grade connectivity under the product family name, “Gigaline” or GL. Under the Gigaline families of hybrid-fiber networking solutions for fiber, copper and coax environments, we solved new challenges faced by our IoT and telecom customers and expanded our offerings.

In 2024, we continued to refine and improve our multi-gigabit products, both hybrid-fiber and fiber-only, enabled their service to more types of use-cases, and launched the MetaShield cyber-aware networking product family.

Cybersecurity

IoT networks are vulnerable to cyber-attacks as they often carry data related to critical processes and applications, such as provision of energy, water, gas and transportation services, to large populations. At the same time, they are often found in the wide range, meaning, in public locations, adding further risks of tampering and break-ins.

In August 2024, we signed a strategic partnership with a cyber-security development company, which helped us launch our new cyber-aware networking solution for IoT networks. In December 2024, we launched our all-new MetaShield SaaS product as a cyber-security solution that comes from the network itself, and is currently being introduced to our existing and new customers.

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

We successfully completed the certification of our product lines for Federal Intelligence Protocol Standards (FIPS) 140-2, and we are currently in the final stages of completing the next FIPS certification (140-3). In 2024, we were approved by the DoD’s Joint Interoperability Test Command (JITC) for interoperability and cybersecurity, allowing our products to be included in several federal approved product lists (APL).

Market Verticals We Address

We execute our vision through a multi-channel, global approach that combines our expertise, with the expertise of our trusted business partners, system integrators, distributors, and consultants.

We operate a vertical-based marketing plan where we dedicate efforts and resources to each vertical. The IoT verticals that we have focused on include: intelligent transportation systems (ITS), rail, federal and military, airports, energy and water, smart city, education campuses, industrial campuses, and MDU. The MDU vertical involves providing networking solutions for residential buildings with multiple units, such as apartment complexes and condominiums. Our products are utilized within networks deployed by cities such as the City of Los Angeles, the District of Columbia the City of Seattle, the City of Munich, Germany, as well as notable entities such as Highways England, the Federal Aviation Administration, the U.S. military, including the Air Force, Navy and National Guard, as well as Stanford University.

Our customers benefit from rapidly and cost-effectively enabling their critical IoT functions such as traffic cameras and smart signaling, security cameras, smart parking meters and ticketing, rail signaling and control, electrical substation management and protection, military operations, and many more. Recently, Actelis Networks has secured significant orders and launched groundbreaking solutions like MetaShield, an AI-based cybersecurity solution, driving SaaS growth and edge infrastructure resilience. To date, we have been most successful in selling to customers in the intelligent transportation systems, rail, federal and military, airports, and MDU markets, primarily in the US, Canada, Europe, and Japan.

Recent Trends in our Markets

State of IoT Connectivity Market, including Federal and DoD

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

In addition, we are targeting the multi-dwelling, multi-tenant (MDU, MTU) market, which we believe are in dire need for multi-Gigabit connectivity, and are extremely limited in their ability to invest significant funds to enable such objective. According to the National Multi Family Council tabulations of 2023 American Community Survey Market Data, by the U.S. service bureau (updated October 2024), there are approximately 23 million apartment units in the U.S. alone, the majority of which were built before the year 2000, and, therefore, do not have built-in fiber-to-the-apartment infrastructure.

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

Pursuant to the inducement letter, the holder agreed to exercise for cash its warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.00 per share, in consideration of our agreement to issue new common stock purchase warrants (the “July 2024 Warrants”), as descried below, to purchase up to an aggregate of 1,999,340 shares of our common stock (the “July 2024 Warrant Shares”), at an exercise price of $1.75 per share.

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

The closing of the July 2024 Warrant Inducement occurred on July 2, 2024.

September 2024 ATM Agreement

In September 2024, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC (the “ATM Program”) pursuant to which we may offer and sell, at our option, up to $3.4 million of our shares of common stock through an at-the-market equity program under which H.C. Wainwright & Co., LLC agreed to act as sales agent. In March 2025, we increased the at-the-market equity program by an additional $1.3 million. As of the date of this report, we have sold 2,472,850 of our shares of common stock for total gross proceeds of approximately $3.4 million under the ATM Program. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3, which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period.

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

On August 27, 2024, we received formal written notice from Nasdaq confirming that we have evidenced compliance with all applicable criteria for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550, including the Minimum Shareholders’ Equity Requirement. In accordance with Nasdaq Listing Rule 5815(d)(4)(B), we will remain subject to a panel monitor for equity compliance through August 27, 2025. As of the date of this filing, we are in compliance with the Minimum Shareholders’ Equity Requirement.

In addition, on May 20, 2024, Nasdaq notified us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), which requires our common stock to maintain a minimum bid price of $1.00 per share. On June 20, 2024, we received a letter from Nasdaq that, for the 10 consecutive business days from June 5, 2024 to June 28, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

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

A fourth product group, MetaShield, that was introduced in 2024, is a cyber-security, cyber-aware networking solution, an AI-powered, asset intelligence and threat management that comes as part of our networking solutions. Its objective is to continuously monitor IoT devices for cyber-risks, network behaviors, trends and overall health, to detect cyber attacks and operational anomalies, to document such performance tracking and provide compliance reports, and to automatically-correct the vulnerabilities, anomalies and attacks that it identifies. It is a cloud-base Software-as-a-service solution, that can be a stand-alone solution that works on any network, or, integrated with our networking solutions.

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

●

MetaShield. is a cyber-security, cyber-aware networking solution, an AI-powered, asset intelligence and threat management that comes as part of the network. Its objective is to continuously monitor IoT devices for cyber-risks, network behaviors, trends and overall health, to detect cyber attacks and operational anomalies, to document such performance tracking and provide compliance reports, and to automatically-correct the vulnerabilities, anomalies and attacks that it identifies. It is a cloud-base Software-as-a-service solution, that can be a stand-alone solution that works on any network, or, integrated with our networking solutions.

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

Our Sales and Marketing Strategy

We operate through two regions — Americas and International (consisting of EMEA, or Europe, Middle East and Africa, and APAC, or Asia Pacific) in a matrix with a vertical structure that is described below. Our sales and support teams are currently located in the United States, Mexico, Germany, Israel, and India. We also execute our sales and marketing plan through a multi-channel by vertical global approach that combines our expertise with the expertise of our trusted business partners. Our current business partners, as well as the partners we will seek in the future, are system integrators, distributors, contractors, resellers, and consultants. Our business partners are currently located in North America, Central America, Europe, India, Singapore, China, Australia, Vietnam and Japan. Once we identify a relevant business opportunity in a new territory, we seek to partner with local business partners or agents. We believe our strong brand name of high-quality communication solutions, as well as the credibility we gain with esteemed customers such as the U.S. DoD, enhances our ability to provide our products and services. For example, we achieved UL laboratories compliance with FIPS 140-2 cybersecurity standard required by the United States Department of Defense (the “DoD”) and the Joint Interoperability Test Command (JITC) labs approval of the Company’s products for cybersecurity and interoperability, putting the products in the DoD Approved Products List (APL).

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

Growth Strategy

Global Expansion and Recognition

We intend to leverage (a) the customers, partners, and representatives’ presence in over 30 countries including the Americas, Europe and Asia, (b) brand recognition developed over more than 20 years, and (c) the fact that our products are differentiated, as we believe, offering unique value in IoT verticals, particularly in Federal/Military, Smart Cities, Smart Roads, Utilities and Rail, as well as for Telecom carriers and in particular our differentiation in providing critical Gigabit and fiber grade solutions to Multi-Dwelling Units (“MDU”). Furthermore, we believe our unique package of cyber-hardened communications building blocks for IoT environments coupled with our cyber management solution that comes with the network, will help us increase our presence and recognition as a stand-out solution.

In order to achieve the right level of global coverage, we continue to expand our network of partners and representatives, as well as reputable advisors with unique expertise , and aim increasingly at partnering with larger numbers of companies with global presence. These can be system-integrators, value-added resellers, contractors, distributors, and consultants. For example, over the last year we expanded our network of partners in Italy, France, United States and more, including Federal/Military experts assisting us in growing this vertical.

We are investing in growing our sales, channel management and support teams, and dedicate resources which specialize in specific verticals in each of the theaters. During 2024, we deployed subject matter consultants who are helping the Company in focusing its go-to-market strategy in product marketing, as well as in marketing campaigns such as outreach, targeting desired audiences and more.

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

Adding Edge Computing Capabilities

Once mass deployment of our IoT connectivity building blocks is achieved, we are planning to leverage our presence in the field to offer our customers the option to host and integrate various applications into our building blocks, many of which will be installed in critical information junctions for IoT networks. Such applications may include video analysis, data monitoring and extraction, firewalls and many others, and would enable our customers, as we believe, to develop recurring revenue models for them as well as for us. We are exploring and working on these objectives, either as part of our own development, as well as in partnership with third-party technology partners.

Some examples for such applications that we have been evaluating are:

●	Enhanced cyber-protection for devices and users; and

●	Critical application processes contributing to public safety in roads and smart cities, that include varying levels of data, and therefore require optimization between the local edge and the cloud, such as video analysis and object recognition.

In December 2024, we launched our all-new MetaShield SaaS product as a cyber-security solution that comes from the network itself, and is currently being introduced to our existing and new customers. We continue to work on the remaining components mentioned above relative to edge computing.

United States’ Bipartisan Infrastructure Law

In November 2021, Former President Biden signed the Bipartisan Infrastructure Law to invest approximately $1.2 trillion to significantly upgrade the United States’ infrastructure. Specifically, the Bipartisan Infrastructure Law mandates investing the following amounts: $110 billion to rebuild many of America’s roads and bridges; $39 billion in public transit; $66 billion in high-speed rail; $108 billion to upgrade the nation’s electricity grid; $55 billion to expand access to clean drinking water; $25 billion to modernize several US airports; $650 billion in previous authorized funding for roads including nearly $300 billion for the Highway Trust Fund; and $65 billion to ensure that every American has access to high-speed internet through deploying broadband infrastructure. Part of the latter is the Broadband Equity Access and Deployment Program (the “BEAD”). The BEAD Program provides $42.45 billion to expand high-speed Internet access by funding   planning, infrastructure deployment and adoption programs. All 50 states, the District of Columbia, and the five territories participating in the Broadband Equity, Access, and Deployment (BEAD) program have approved Internet for All plans. We believe that we have a significant positive contribution of value through our solutions to the BEAD projects, and we are pursuing funded programs where we look to offer our products.

It remains uncertain what actions, if any, the Trump Administration may take to repeal or otherwise modify the the Bipartisan Infrastructure Law or BEAD.

Recent increase and creation of new tariffs by the Trump Administration is not likely to affect the Company significantly, since the Company manufactures its products in Israel and Taiwan, and the procurement of raw material is done directly to these countries. Also, the United States has stable trade agreements with Israel, where our subsidiary manages our operations, and from which exports our products to the Unites States.

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

For example, on May 23, 2024, we announced that we have entered into a binding term sheet (as amended, the “Term Sheet”) with Quality Industrial Corp, a Nevada corporation traded on the OTC under the symbol QIND (“Target”), and Ilustrato Pictures International Inc., a Nevada corporation (“Seller”), providing for the potential acquisition of between 61% to 75% of the issued and outstanding shares of the Target’s share capital. However, following our due diligence process, we determined that the contemplated transaction is not in the best interest of our shareholders. As a result, on October 10, 2024, we invoked our right and provided the Target with the requisite 30-day notice of our intention to terminate the Term Sheet. As of November 11, 2024, the Term Sheet has been terminated.

If we target businesses in the same sector or location, we hope to combine resources to reduce costs, eliminate duplicate facilities or departments and increase revenue. We still believe this strategy will provide for accelerated growth and maximize investor returns.

Environmental

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Human Capital Resources

As of December 31, 2024, we had approximately 49 employees and contractors, of which 38 were full-time employees, including 18 in sales and marketing, 22 in research development, engineering, and operations and 9 in general and administration. We have approximately 35 employees and contractors in Israel, 9 in the U.S., 3 in Europe and 2 in Asia. Our U.S.-based employees are employed through a Professional Employer Organization, providing employee benefits and services.

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

Government Regulation

Our products are required to be certified for safety and local standards in each country that we sell in as needed. In the United States, Canada, Europe, and Japan our products are UL certified (safety), EN (emissions Regulation), VCCI (Japanese emissions standard), CISPR (European emission standard), ICES (Canadian radio frequency emissions standards), ETSI (European electromagnetic compatibility standard), CFR (US Federal Broadcasting Regulation), as well as IEC (European Safety Standard). We have also received the JITC (Joint Interoperability Test Command) certification of meeting certain cybersecurity standards required by the DoD.

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

We have registered Actelis Networks as a service trademark in the United States, and we are the registered holder of the domain name Actelis.com that includes “Actelis Networks, Inc.”. We also have 16 registered patents in the United States; 3 registered patents in Europe, 1 registered patent in Mexico, 1 registered patent in Indonesia, one pending application in the United States and one pending application in Europe, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber covering various aspects of our technology. While we continue to consult with counsel on the advisability to seek patent protection of some of our algorithms, we rely heavily on trade secrets to protect our intellectual property around our technology. While we continue to consult with counsel on the advisability to seek patent protection of some of our algorithms, we rely heavily on trade secrets to protect our intellectual property around our technology.

Without accounting for any potential patent term adjustments or extensions or other forms of exclusivity with respect to our U.S. issued patents, three patents expire between 2025 and 2026, five expire between 2027 and 2030, and 8 expire between 2031 and 2038. Any patent issuing from the pending WIPO patent application will begin to expire in 2041. With respect to our European patents, 1 European patent is expected to expire between 2024 and 2026, and 2 European patent are expected to expire between 2027 and 2038. Our Mexican patent is expected to expire in 2026 and our Indonesian patent is expected to expire in 2028.

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

Corporate Information

We were incorporated in Delaware in 1998. We completed our initial public offering on May 17, 2023 and our common stock is currently listed on the Nasdaq Global Select Market under the symbol “ASNS.” Our principal executive offices are located at 4039 Clipper Court, Fremont, CA 94538, and our telephone number is (510)-545-1040.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 23, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. These key risks, include, but are not limited to, the following:

Risks Related to Our Business

●	We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability or growth in future periods. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.

●	We have negative cash flow from our operations and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our shares of common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with the Nasdaq’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

●	Our financial condition raises substantial doubt as to our ability to continue as a going concern.

●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

●	Prolonged inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in customer spending results in lower sales.

●	We may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

●	Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

●	To support our business growth, in the past years we increased our focus on serving certain IoT verticals, while continuing to serve our existing Telco customers. This change in our strategy may make it more difficult to evaluate our business growth and future prospects, and may increase the risk that we will not be successful in our plans.

●	We may have ineffective sales and marketing efforts.

●	We outsource our product manufacturing and are dependent on our key manufacturers, and on our component and OEM suppliers. We are susceptible to problems, and have encountered problems in the past, in connection with procurement, decreasing quality, reliability, and protectability.

●	Demand for our products and solutions may not grow or may decline.

●	Our gross margins may not increase or may deteriorate.

●	Changes in the price and availability of our raw materials and shipping could be detrimental to our profitability.

●	Expanding our operations and marketing efforts to meet expected growth may impact profitability if actual growth is less than expected.

●	If our internal Company cyber-security measures are breached or fail and unauthorized access is obtained to our IT environment, we may incur significant losses of data, which we may not be able to recover and may experience a delay in our ability to conduct our day-to-day business.

●	We provide cyber security features as part of our products that may not completely prevent information security breaches, and our products are installed in live customer environments and may be compromised by cyber-attacks and damage customer assets.

●	We depend on key information systems and third-party service providers.

●	We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

●	We may face the effects of increased competition and rapid technological changes.

●	Our results of operations are likely to fluctuate from quarter to quarter and year to year, which could adversely affect the trading price of our common stock.

●	The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.

●	Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Risks Related to Protecting Our Technology and Intellectual Property

●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	Our patents and proprietary technology may be challenged or disputed.

●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

●	The lives of our patents may not be sufficient to effectively protect our products and business.

Risks Related to Managing Our Business Operations in Israel

●	Conditions in the Middle East and in Israel, where our research and development facilities are located, may harm our operations.

●	Actelis Israel received Israeli government grants for certain of our research and development activities, the terms of which require us to pay royalties and satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

●	We may be adversely affected by fluctuations in the currency exchange rate of the Israeli Shekel.

●	Unanticipated changes in our effective tax rate and additional tax liabilities, including those resulting from our international operations or the implementation of new tax rules, could harm our future results.

Risks Related to our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

●

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our commons stock.

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

We have incurred net losses in recent years, and we may not achieve or maintain profitability in the future. We experienced a net loss of $4.4 million and $6.3 million in the years ended December 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $44 million as of December 31, 2024. We cannot predict when or whether we will reach or maintain profitability.

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

We have incurred significant losses and negative cash flows from operations and incurred losses of $ 4.4 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, we had negative cash flows from operations of $6.5 million and $6.6 million, respectively. As of December 31, 2024, our accumulated deficit was $ 44 million. We have funded our operations to date through equity and debt financing and have cash on hand (including short term bank deposits and restricted cash equivalents) of $2.3 million and long-term restricted cash and cash equivalents and restricted bank deposits of $0.2 million as of December 31, 2024. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we will not succeed in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for its operations.

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

As of the date of this filing, we believe that we are in compliance with the Minimum Shareholders’ Equity Requirement.

In addition, on May 20, 2024, Nasdaq notified us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), which requires our common stock to maintain a minimum bid price of $1.00 per share. On June 20, 2024, we received a letter from Nasdaq that, for the 10 consecutive business days from June 5, 2024 to June 28, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

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

Inflation rates, particularly in the United States, have increased in 2022 through 2024 at levels not seen in years in many countries where our customers reside. Continued and increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could have a material and adverse effect on our business, results of operations and financial condition. Accordingly, the U.S. dollar has strengthened against foreign currencies as a result of the United States Federal Reserve’s actions to lower inflation, which is affecting our business partners, where they sell local currency to the end-user of our products and services.

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

On December 2, 2020, we entered into a loan agreement with Migdalor, or the Migdalor Loan, for a loan of up to approximately $6.0 million. As of the date of this report, we have fully repaid the loan principal, and have an interest outstanding balance of $111,000.

In February 2024, we entered into a new credit line facility from an Israeli bank of up to $1.5 million (the “Credit Line”). The Credit Line is secured by customer invoices and will incur interest at a Federal SOFR rate plus 5.5%. The Credit Line has been extended under February 1, 2026. The current balance outstanding is approximately $574,000.

We may raise additional debt in the future in order to extend the financing we need in ways that are less or non-dilutive vs. equity fund raising. Such debt funding may increase the burden on our cash flow, make us subject to interest accruing overtime which will affect our profitability as well as our ability to fund our operations.

To support our business growth, in the past years we increased our focus on serving certain IoT verticals, while continuing to serve our existing Telco customers. This change in our strategy may make it more difficult to evaluate our business growth and future prospects, and may increase the risk that we will not be successful in our plans.

Since our inception, our business was focused on serving Telcos for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers. A portion of our revenue continues to be derived from our existing Telco customers. For the years ended December 31, 2024 and December 31, 2023, our Telco customers in the aggregate increased by 1% from approximately 27% of our revenues in the year ended December 31, 2023, to 28% in the year ended December 31, 2024.

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

Chipsets, electronic and mechanical components are significant components of our products. Over the past few years, the prices and availability of electronic and mechanical components have been fluctuating and may continue to evolve unpredictably in the future.

Furthermore, our products are assembled with various contract manufacturers located in Israel and in Taiwan. We have experienced instances of limited supply of certain raw materials and shipping delays, which resulted in extended lead times, increased shipping costs and higher-than-usual backlogs. Economic and political circumstances may negatively affect the price and availability of raw materials, shipping and availability of assembly capacity of contract manufacturers.

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

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue, have fluctuated from quarter to quarter and year to year in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

●	our ability to attract new customers and increase revenue from our existing customers;

●	the loss of existing customers;

●	customer satisfaction with our products, solutions, platform capabilities and customer support;

●	mergers and acquisitions or other factors resulting in the consolidation of our customer base;

●	mix of our revenue;

●	our ability to gain new partners and retain existing partners;

●	fluctuations in share-based compensation expense;

●	decisions by potential customers to purchase competing offerings or develop in-house technologies and solutions as alternatives to our offerings;

●	changes in the spending patterns of our customers;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in research and development, sales and marketing, and general and administrative resources;

●	network outages;

●	developments or disputes concerning our intellectual property or proprietary rights, our products and services, or third-party intellectual property or proprietary rights;

●	negative publicity about our company, our offerings or our partners, including as a result of actual or perceived breaches of, or failures relating to, privacy, data protection or data security;

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

●	general economic, industry, and market conditions;

●	the impact of pandemics, such as the COVID-19 pandemic, or any other, epidemic, outbreak of infectious disease or other global health crises on our business, the businesses of our customers and partners and general economic conditions;

●	the impact of political uncertainty or unrest;

●	changes in our pricing policies or those of our competitors;

●	fluctuations in the growth rate of the markets that our offerings address;

●	seasonality in the underlying businesses of our customers, including budgeting cycles, purchasing practices and usage patterns;

●	the business strengths or weakness of our customers;

●	our ability to collect timely on invoices or receivables;

●	the cost and potential outcomes of future litigation or other disputes;

●	future accounting pronouncements or changes in our accounting policies;

●	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;

●	our ability to successfully expand our business in the United States and internationally;

●	fluctuations in foreign currency exchange rates; and

●	the timing and success of new products and solutions introduced by us or our competitors, or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners.

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

We currently derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2024 and December 31, 2023, our top ten customers in the aggregate accounted for approximately 74% and 66% of our revenues.

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

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Our business depends on the economic health of the global economies. If the conditions in the global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflict, such as the security situation in the Middle East, Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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

The world’s largest semiconductor chip manufacturer is located in Taiwan and a large part of equipment and materials, is manufactured in, and imported from, Taiwan. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. We are continuing to monitor the situation in Ukraine, the Middle East and globally, and assessing its potential impact on our business.

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans. In addition, there is a risk that one or more of our service providers, financial institutions, manufacturers, suppliers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

The effects of health pandemics, such as the global COVID-19 pandemic could have an adverse impact on our business, financial condition and results of operations.

In December 2019, a novel coronavirus disease, or COVID-19, was first reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The widespread health crisis is adversely affecting the broader economies, financial markets and overall demand environment for many of our products.

Our operations and the operations of our suppliers, channel partners and customers were disrupted to varying degrees by a range of external factors related to the COVID-19 pandemic, some of which are not within our control. Many governments imposed, and may yet impose, a wide range of restrictions on the physical movement of people in order to limit the spread of COVID-19. The COVID-19 pandemic has had, and likely will continue to have, an impact on the attendance and productivity of our employees, and those of our channel partners or customers, resulting in negative impacts to our results of operations and overall financial performance. We suffered delays in realization of certain new orders from our customers, delay in testing of some of our new technologies in customer premises and difficulty conducting business development activities in an effective way (face-to-face). Additionally, COVID-19 has resulted in delays in non-residential construction, non-crisis-related IT purchases and project completion schedules in general, all of which can negatively impact our results in both current and future periods.

The duration and extent of any future epidemic or pandemic such as the COVID 19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the effects of measures enacted by policy makers and central banks around the globe, and the impact of these and other factors on our employees, customers, channel partners and suppliers. If we are not able to respond to and manage the impact of such events effectively, our business will be affected.

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

Our business could be adversely impacted by changes in laws, regulations and tariffs related to government contracts.

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

Scrutiny of sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs or otherwise adversely impact our business.

Public companies have recently faced scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Our failure to comply with any applicable ESG rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact our third-party contract manufacturers and other third parties on which we rely, which may augment or cause additional impacts on our business, financial condition, or results of operations.

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

Our success and ability to compete depend largely upon our intellectual property. To date, we have 16 registered patents in the United States; 3 registered patents in Europe, 1 registered patent in Mexico, 1 registered patent in Indonesia, one pending application in the United States and one pending application in Europe, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber covering various aspects of our technology. We take reasonable steps to protect our intellectual property, especially when working with third parties. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of March 20, 2025 will expire on dates ranging from September 25, 2025 to October 31, 2038, subject to any patent extensions that may be available for such patents. More specifically, the following patents will expire over the next three years:, US7606315, US7613235, EP1943827, EP3459181, GB2556826, MX279453, US7587042, IDP0030744.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. On January 19, 2025, a temporary ceasefire went into effect, the result of which is uncertain.

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service.

As of the date of this Annual Report, we have not been impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this Annual Report, we currently have 38 full-time employees, with 33 employees located in Israel and 5 employee located outside of Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced any material disruptions to our operations. We have the ability, if necessary, to shift our manufacturing from Israel to other countries where we have business partners, and we have not had customers in Israel in the last year. However, the intensity and duration of Israel’s current war is difficult to predict at this stage, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. If the ceasefires declared collapse or a new war commences or hostilities expand to other fronts, our operations may be adversely affected.

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

Our wholly owned subsidiary, Actelis Israel, which manages our research and development efforts, has been financed in part through royalty-bearing grants in an aggregate amount of approximately $14 million (plus accrued interest), received from the Israeli Innovation Authority (formerly known as the Office of the Chief Scientist of the Israeli Ministry of Economy), or the IIA, as of December 31, 2024. We are committed to pay royalties at a rate of 3% on revenues up to the total amount of grants received, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to U.S. dollar deposits.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

As previously disclosed, during the years ended December 31, 2022 and December 31, 2023, we identified a material weakness in the design and operation of our internal control over financial reporting in connection with the preparation of our financial statements.

Although as of December 31, 2024, the material weaknesses in our internal control over financial reporting had been remediated, there can be no assurance that we will not suffer from other material weaknesses or significant deficiencies in the future. If we fail to maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our ordinary shares. Additionally, failure to remediate the material weakness or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our amended and restated certificate of incorporation, or the Charter, authorizes us to issue up to 42,803,774 shares consisting of 30,000,000 shares of common stock with a par value of US$0.0001 per share, 2,803,774 shares of non-voting common stock with a par value of US$0.0001 per share and 10,000,000 shares of preferred stock with a par value of US$0.0001 per share. As of December 31, 2024, we have 8,513,181 outstanding shares of common stock and no outstanding shares of preferred stock.

In addition, as of such date, approximately 98,932 shares of common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Moreover, as of that date, approximately 99,298 shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan. In addition, as of such date, up to $1.3 million of shares of common stock are issuable pursuant to our ATM Program with HCW.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock.

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

Governance

Our board of directors provides oversight of our cybersecurity program and helps guide our strategy for managing cybersecurity risks in the context of our overall risk management system. Our cybersecurity program is managed by our Deputy Chief Executive Officer and Chief Financial Officer and our external IT team, who are responsible for leading enterprise-wide cybersecurity execution, protocols, framework, standards and processes. Our Deputy Chief Executive Officer and Chief Financial Officer has extensive operational responsibility for IT, of more than seven years, and he manages our external IT team,

The Deputy Chief Executive Officer and Chief Financial Officer reports to our board of directors, as well as our Chief Executive Officer and other members of senior management as appropriate.

ITEM 2. PROPERTIES.

We lease our facility in California, which consists of approximately 3,000 square feet of office, lab and warehouse space. Our lease expires in October 2025.

We also lease an office and lab facility in Petach-Tikva, Israel consisting of approximately 13,500 square feet serving our R&D personnel, operations and administration as well as our EMEA and APAC sales team. Our lease expires in December 2025.  We intend to reduce our real estate footprint as much as possible by moving to a smaller space in Petach-Tikva, Israel in order to reduce costs.

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

Stockholders

As of March 21, 2025, we had 8,513,181 outstanding shares of common stock outstanding, including treasury shares, no outstanding shares of preferred stock, and approximately 51 holders of record of our outstanding shares of common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 2024, the Company did not make any repurchases of its shares of common stock.

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

Overview

We are a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, ITS, military, utility, rail, telecom (notably in multi-dwelling units) and campus applications. Additionally, through our “Cyber Aware Networking” initiative, we provide an AI-based cyber monitoring and protection software-based system for all edge devices, enhancing network security and resilience and operational continuity.

Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and AI-based cyber-security offering, unlocks the hidden value of essential networks and the devices they connect, delivering a safe and cyber-aware connectivity for rapid, cost-effective deployment.

Our networking solutions use a combination of newly deployed fiber infrastructure and existing copper and coaxial lines which our patented technology can upgrade to Fiber-grade to jointly create what we believe to be a highly cost-effective, secure and quick-to-deploy network. Our patent protected hybrid-fiber networking solutions deliver excellent communication over fiber to locations that may be easy to reach with new fiber. However, for locations that are difficult, or too costly to reach with fiber, we can upgrade existing copper or coax lines to deliver cyber-hardened, high-speed connectivity without needing to replace the existing infrastructure with new fiber. We believe that such hybrid fiber networking solutions have distinct advantages in most real-life installations, while providing significant budget savings and accelerating deployment of modern IoT networks. Based on our experience, most IoT projects have challenging, hard to reach with fiber locations which may significantly increase such projects’ timeline and budgets. We believe that our solutions can provide connectivity over either fiber, copper or coax with speeds of up to multi-Gigabit communication, while supporting Fiber-grade reliability and quality.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection.

Our IoT cyber-security software solution implements AI to monitor, identify vulnerabilities and threats, offers or implements automatically AI generated plans addressing such exposures and constant reporting of all such activities, for the sake of documentation and compliance. This solution comes with the network itself, and uses the network traffic to become cyber-aware of the risks imminent to the IoT devices that are connected to that network.

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

Providing new fiber connectivity to hard-to-reach locations is especially costly and time-consuming, often requiring permits for boring, trenching, and right-of-way, sometimes done over many miles. Connecting such hard-to-reach locations may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges by instantly enhancing performance of such existing copper and coax infrastructure to fiber-grade performance, through the use of advanced signal processing a unique, patented network architecture, without the need to run new fiber to hard-to-reach locations; thus, effectively accelerating deployment of many IoT projects, as we estimate, sometimes from many months to only days. The result for the network owner is a hybrid network that optimizes the use of both new Fiber (where available) as well as upgraded, fiber-grade copper and coax that is now modernized, digitized and cyber-hardened. This unique hybrid network approach is making IoT projects often significantly more affordable, fast to deploy and predictable to plan and budget. The same is correct in multi-dwelling unit buildings where the wiring from the roof (in case of a wireless based connectivity) or from the basement in case of a wired connectivity to the building. In such cases we utilize existing in-building wiring, preventing the need for brand-new ones and enables multi-gigabit connectivity to each apartment or suite.

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

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT, federal and DoD markets, as well as MDUs, and introduced, in 2024, our cyber-aware networking solutions for IoT markets as well.

Our operations are focused on our fast-growing IoT, federal and DoD markets, while maintaining our commitment to our existing Telco customers, and particularly MDUs. In 2024, we introduced new product offering, some of which could serve both the IoT markets and our Telco customers.

In August 2024, we announced signing a strategic partnership with an advanced cybersecurity provider to develop and deliver a novel, AI-Powered SaaS offering, under Actelis’ ‘Cyber Aware Networking’ initiative. This software, designed as an intelligence layer integrated into Actelis’ networking devices, leverages the network’s power and proximity to IoT devices to monitor and protect physical assets such as cameras, sensors, and other devices at the edge, enabling corrective actions before issues propagate throughout the network.

We derive a majority of our revenues from our existing and new IoT (including federal and DoD) customers. For the years ended December 31, 2024 and December 31, 2023, our IoT customers in the aggregate accounted for approximately 72% and 73% of our revenues, respectively.

We derive a significant portion of our revenues from a limited number of our customers. For the years ended December 31, 2024 and December 31, 2023, our top ten customers in the aggregate accounted for approximately 74% and 66% of our revenues.

In December 2020, we entered into the Migdalor Loan, for a loan of up to approximately $6.0 million. In February 2024, we performed a partial early repayment of Migdalor Loan in the amount of 2.0 million NIS (approximately $550,000). During April and May 2024, we made an additional partial early repayment of Migdalor loan in the amount of NIS 10.9 million (approximately $2.9 million).

In May 2024, we signed an amendment to the agreement with Migdalor, pursuant to which the remaining $470,000 of the one-time interest payment which was originally due in January 2024 to Migdalor, will be paid in 12 equal monthly payments bearing 9.6% interest from February 2024 until February 2025. In addition, we are obligated to issue Migdalor warrants to acquire common stock of the Company for up to $150,000, based on a share price as of February 8, 2024.

As of the date of this report, we have fully repaid the loan principal, and we have an interest outstanding balance of $111,000.

In February 2024, we entered into the Credit Line, which increased our operating liquidity while not increasing our total debt, as we will perform an early repayment of our existing debt using our restricted cash in a similar amount. The Credit Line is secured by customer invoices and incurs interest at a Federal SOFR rate plus 5.5%. The Credit Line has been extended under February 1, 2026.

The Credit Line balance drawn is examined every month and adjusted up to every three months, and the repayment of the Credit Line will be made up to every three months subject to the expiration of the financing period for the invoices that were financed. We may refinance newly issued invoices at any time up to the Credit Line limit and subject to the terms of the Credit Line. As of December 31, 2024, we used $0.8 million of the Credit Line, and the current balance outstanding is approximately $529,000.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2024	2023
	(dollars in thousands)
Revenues	7,760	5,606
Cost of revenues	3,490	3,706
Gross profit	4,270	1,900
Research and development expenses	2,383	2,702
Sales and marketing, net	2,639	3,030
General and administrative	3,169	3,531
Other Income, net	(163)	-
Operating loss	(3,758)	(7,363)
Interest expenses	(618)	(766)
Other financial income (expense), net	2	1,843
Net Comprehensive Loss for the year	(4,374)	(6,286)

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenues

Our revenues for the year ended December 31, 2024 amounted to $7.8 million, compared to $5.6 million for the year ended December 31, 2023. The increase was primarily attributable to increase of sales in North America region, it is primarily attributable to an increase of 134% of revenues generated from North America and a decrease of 42% and 61% of revenues generated from Europe, the Middle East and Africa respectively compared to last year.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2024, amounted to $3.5 million compared to $3.7 million for the year ended December 31, 2023. The decrease from the corresponding period was primarily attributable to the change in regional mix of revenue of an increase in North America revenues, which are more profitable, and a decrease in Europe, Middle East and Africa revenues which are less profitable as well as indirect costs not increasing significantly with revenues growing.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2024, amounted to $2.4 million compared to $2.7 million for the year ended December 31, 2023. The decrease is primarily attributable to cost reduction measures taken.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2024, amounted to $2.6 million compared to $3.0 for the year ended December 31, 2023. The decrease was mainly due to cost reduction measures taken.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2024, amounted to $3.2 million compared to $3.5 million for the year ended December 31, 2023. The decrease was mainly due to cost reduction measures taken.

Other Income

Our Other Income for the year ended December 31, 2024, amounted to approximately $160,000, compared to none for the year ended December 31, 2023. The increase is driven by a government grant from the State of Israel associated with the Iron Swords war, received during the second quarter of 2024.

Operating Loss

Our operating loss for the year ended December 31, 2024, was $3.8 million, compared to an operating loss of $7.4 million for the year ended December 31, 2023. The decrease was mainly due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses.

Financial Expenses (income), Net

Our financial expenses, net for the year ended December 31, 2024, was approximately $620,000 of interest expense compared to $1.1 million (including approximately $800,000 in interest expenses) for the year ended December 31, 2023 The increase is mainly due to financial income in the prior year from bank deposits, increase due to warrant valuation and exchange rate differences not repeated in current period.

Net Loss

Our net loss for the year ended December 31, 2024 was $4.4 million, compared to a net loss of $6.3 million for the year ended December 31, 2023. This decrease was primarily due to the increase in revenues, improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses, partially offset by financial income in the prior year not repeating itself.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$7,760	$5,606
GAAP net loss	(4,374)	(6,286)
Interest Expense	618	766
Other financial (expense) income, net	(2)	(1,843)
Tax Expense	103	78
Fixed asset depreciation expense	26	27
Stock based compensation	337	377
Research and development, capitalization	-	444
Other one-time costs and expenses/(income)	(189)	371
Non-GAAP Adjusted EBITDA	(3,481)	(6,066)
GAAP net loss margin	(56.37)%	(112.14)%
Adjusted EBITDA margin	(44.86)%	(108.20)%

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

	For the year ended December 31
(U.S. dollars in thousands)	2024	2023
Revenues	$7,760	$5,606

Non-GAAP Adjusted EBITDA	(3,481)	(6,066)

As a percentage of revenues	(44.86)%	(108.20)%

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. We also received proceeds of $15.4 million, net of underwriting discounts and commissions and other offering costs of $1.0 million, following our IPO in May 2022. In May and December 2023, proceeds of $4.6 million, net of underwriting discounts and commissions and other offering costs of $0.4 million, were also received following our private placements.

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

Pursuant to the inducement letter, the holder agreed to exercise for cash its warrants to purchase an aggregate of 999,670 shares of our common stock at an exercise price of $2.00 per share, in consideration of our agreement to issue new common stock purchase warrants (the “July 2024 Warrants”), as descried below, to purchase up to an aggregate of 1,999,340 shares of our common stock (the “July 2024 Warrant Shares”), at an exercise price of $1.75 per share.

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

In September 2024, we entered into the ATM Agreement with HCW pursuant to which we may offer and sell, at our option, up to $3.4 million of our shares of common stock through an at-the-market equity program under which HCW agreed to act as sales agent. As of the date of this report, we have sold 2,472,850 of our shares of common stock for total gross proceeds of approximately $3.4 million under the ATM program. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3, which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period.

We have incurred significant losses and negative cash flows from operations and net loss was $4.4 million and $6.3 million for the years ended December 31, 2024, and December 31, 2023, respectively. During the years ended December 31, 2024, and December 31, 2023, we had negative cash flows from operations of $6.5 million and $6.6 million, respectively.

As of December 31, 2024, our accumulated deficit was $44 million. We have funded our operations to date through equity and debt financing and have cash on hand (including short term bank deposits and restricted cash equivalents) of $2.3 million and long-term restricted cash and cash equivalents and restricted bank deposits of $0.2 million as of December 31, 2024. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we are not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then we will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for our operations. Management has evaluated the significance of these conditions and has determined that we do not have sufficient resources to meet our operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, and cannot generate significant recurring revenues, profit and cash flow provided by operating activity, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. However, such financing may not be available on favorable terms, or at all. In particular, inflation, economic uncertainty, as well as the war between Russia and the Ukraine and Israel, Hamas and Hezbollah, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(6,538)	$(6,346)
Net cash provided by investing activities	197	3,821
Net cash provided by financing activities	3,093	3,761
Net change in cash	$(3,248)	$1,236

As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $2.3 million compared to $5.5 million of cash, cash equivalents and restricted cash as of December 31, 2023.

Cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash) amounted to $6.5 million for the year ended December 31, 2024, compared to $6.3 million for the year ended December 31, 2023. The decrease in cash used in operating activities was mainly due to cost reduction measures taken.

Net cash provided by investing activities was $197,000 for the year ended December 31, 2024, compared to cash provided by investing activities of $3.8 million for the year ended December 31, 2023. The increase from the corresponding period was mainly due to the reduction in short-term bank deposits.

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2024, compared to $3.8 million for the year ended December 31, 2023. The decrease is related to the repayment of long-term loan, offset by funds raised from an investor warrant exercise. See notes 2 to the condensed consolidated financial statements

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on the audited consolidated financial statements which are included elsewhere in this report. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period.

Actelis bases its estimates primarily on historical and anticipated operations, market and customer trends and feedback, financial factors and indicators (for example, interest rates, volatility of market share price etc.), product quality and manufacturing expectations, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.

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

Critical judgement and estimates

Critical judgement and estimates have been used primarily in estimating revenues the fair value of our financial instruments (for example, warrants, notes and stock options), as well as the estimate of future usage of existing inventory to determine the net value of our inventory (see notes in financial statements).

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

We use the Black-Scholes pricing model for estimating the fair value of Marketable securities. The Black-Scholes pricing model requires us to make certain assumptions including the fair value of our underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the expected dividend yield of our common stock. the critical assumption is the Expected volatility, Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public companies’ common stock for a period equal to the expected term of the Marketable securities. We periodically assess the comparable companies and other relevant factors used to measure expected volatility. The determination of warrants’ liability is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. Had we made different assumptions, our Changes in fair value related to warrants, for the year ended December 31, 20234 may have been materially different.

Inventory

Inventories are stated at the lower of cost (cost is determined on a weighted average cost method) or net realizable value. We regularly evaluate the carrying value of our inventories in order to identify obsolete or excess inventory based on estimates of future demand for our products to support future sales and service and we use information of historical usage and our short and long-term pipeline of opportunities. We also assess the product volume requirement for replacement and repair of products in order to serve our installed base during and post warranty periods If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory beyond the current reserve, which would negatively impact our gross margin. When, based on such evaluation, factors indicate that impairment has occurred, we impair the inventories’ carrying value.

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

Some of our contracts with customers include multiple performance obligations, and we make estimates and judgments to allocate the transaction price to each performance obligation based on an observable or estimated standalone selling price (“SSP”). The SSP is the price, or estimated price, of the software or service when sold on a standalone basis. We consider our evaluation of SSP to be a critical accounting estimate.

An observable price of a good or service sold separately provides the best evidence of SSP. However, in many situations, SSP will not be readily observable, but must still be estimated using reasonably available information. We have observable standalone selling prices of our management software, of our hardware products including the embedded software within, and our services offerings and their costs, and therefore use historical transaction data on a standalone basis, our pricing models, along with our judgment, to establish SSP ranges for each of these elements.. As such, the establishment of SSP of our hardware, management software, maintenance and other services, and directly impact the amount of revenues recognized, and therefore also impacts the overall timing of revenue recognition.

We review and analyze the SSP ranges we have from time to time but no more than annually, which have not changed in 2024. In the future, SSP for our software and services could be impacted by various factors, including potential changes in our pricing practices, customer demand for our products and services, and various market or economic conditions. However, we consider the risk of significant volatility in our established SSP to be small given our historical transaction experience and internal processes to monitor SSP ranges on an ongoing basis and work with management in the event a trend that could impact the future ranges is detected.

Accounting standards updates not yet adopted

Please see Note 2 (dd) to our consolidated financial statements included elsewhere in this prospectus for information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ACTELIS NETWORKS, INC.

2024 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actelis Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actelis Networks, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, of mezzanine equity and shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has an accumulated deficit as of December 31, 2024. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 24, 2025

We have served as the Company’s auditor since 2019.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 50005 Tel-Aviv 6150001, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2024	2023
Assets
CURRENT ASSETS:
Cash and cash equivalents		1,967	620
Restricted cash equivalents		300	1,565
Short-term deposits		-	197
Trade receivables, net of allowance for credit losses of $168 as of December 31, 2024, and December 31, 2023.		1,616	664
Inventories	3	2,436	2,526
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 and $144 as of December 31, 2024, and December 31, 2023, respectively	4	584	340
TOTAL CURRENT ASSETS		6,903	5,912

NON-CURRENT ASSETS:
Property and equipment, net	5	38	61
Prepaid expenses		492	592
Restricted cash and cash equivalents		-	3,330
Restricted bank deposits		91	94
Severance pay fund		205	238
Operating lease right of use assets	6	410	918
Long-term deposits		86	78
TOTAL NON-CURRENT ASSETS		1,322	5,311

TOTAL ASSETS		8,225	11,223

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2024	2023
Liabilities, Mezzanine Equity and shareholders’ equity
CURRENT LIABILITIES:
Credit lines	8	774	-
Current maturities of long-term loans	8	-	1,335
Trade payables		982	1,769
Deferred revenues		246	389
Employee and employee-related obligations		688	737
Accrued royalties	9	673	1,062
Current maturities of operating lease liabilities	6	415	498
Other current liabilities	7	805	1,122
TOTAL CURRENT LIABILITIES		4,583	6,912

NON-CURRENT LIABILITIES:
Long-term loans, net of current maturities	8	150	3,154
Deferred revenues		92	71
Operating lease liabilities, net of current maturities		6	405
Accrued severance		229	270
Other long-term liabilities		180	23
TOTAL NON-CURRENT LIABILITIES		657	3,923
TOTAL LIABILITIES		5,240	10,835

COMMITMENTS AND CONTINGENCIES	9

MEZZANINE EQUITY
Redeemable Convertible Preferred Stock $0.0001 par value, 10,000,000authorized as of December 31, 2024 and December 31, 2023. None issued and outstanding as of December 31, 2024 and December 31, 2023.		-	-
Warrants to Placement Agent	11d	228	159
SHAREHOLDERS’ EQUITY :	11
Common stock, $0.0001 par value: 30,000,000 shares authorized; 7,623,159 and 3,007,745 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively.		1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized; No shares issued and outstanding as of December 31, 2024, and December 31, 2023.		-	-
Additional paid-in capital		46,818	39,916
Accumulated deficit		(44,062)	(39,688)
TOTAL SHAREHOLDERS’ EQUITY		2,757	229
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY		8,225	11,223

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U. S. dollars in thousands except for share and per share amounts)

		Year ended December 31
	Note	2024	2023

REVENUES	14	7,760	5,606
COST OF REVENUES		3,490	3,706
GROSS PROFIT		4,270	1,900

OPERATING EXPENSES:
Research and development expenses		2,383	2,702
Sales and marketing expenses		2,639	3,030
General and administrative expenses		3,169	3,531
Other Income		(163)	-
TOTAL OPERATING EXPENSES		8,028	9,263

OPERATING LOSS		(3,758)	(7,363)

Interest expenses		(618)	(766)
Other financial income, net	15	2	1,843
NET COMPREHENSIVE LOSS FOR THE YEAR		(4,374)	(6,286)

Net loss per share attributable to common shareholders – basic and diluted	13	$(0.85)	$(2.61)
Weighted average number of common stocks used in computing net loss per share – basic and diluted		5,146,049	2,412,717

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except number of shares)

	Warrants To Placement Agent	Redeemable Convertible Preferred Stock	Common Stock		Non-voting Common Stock		Additional			Total
	Amount	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholder’s equity
BALANCE AS OF JANUARY 1, 2023	-	-	1,737,986	1	-	-	36,666		(33,402)	3,265
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:
Exercise of options into common stock	-	-	32,009	*	-	-	-		-	-
Share based compensation	-	-	-	-	-	-	377		-	377
Repurchase of common stock	-	-	(7,920)	*	-	-	(50)		-	(50)
Issuance of common stock and pre-funded warrants upon private placement, net of underwriting commissions and other offering costs	159	-	491,000	*	-	-	2,609		-	2,609
Exercise of pre-funded warrants into common stock	-	-	754,670	*	-	-	*		-	*
Reclassification of warrants from liabilities to equity (see note (11(d))	-	-	-	-	-	-	314		-	314
Net comprehensive loss for the year	-	-	-	-	-	-	-		(6,286)	(6,286)
BALANCE AS OF DECEMBER 31, 2023	159	-	3,007,745	1	-	-	39,916		(39,688)	229
Share Based Compensation	-	-	-	-	-	-	337		-	337
Vesting of RSUs	-	-	28,228	*	-	-	(*	)	-	-
Warrant to lender							84			84
Issuance of common stock, net of offering costs (note 11f)	-	-	1,594,850	*	-	-	1,938		-	1,938
Exercise of Pre funded warrants into common stock (Note 11b)	-		970,187	*	-	-	-		-	-*
Warrant inducement agreement, net of offering costs (Note 11e)	27	-	999,670	*	-	-	1,951		-	1,951
Warrant inducement agreement, net of offering costs (Note 11d)	42	-	999,670	*	-	-	2,560		-	2,560
Exercise of options into common stock	-	-	22,809	*	-	-	32		-	32
Net comprehensive loss for the year	-	-	-	-	-	-	-		(4,374)	(4,374)
BALANCE AS OF DECEMBER 31, 2024	228	-	7,623,159	1	-	-	46,818		(44,062)	2,757

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONOSLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(4,374)	(6,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	27
Changes in fair value related to warrants to lenders and investors	(8)	(1,658)
Warrant issuance costs	-	223
Inventory write-downs	101	239
Exchange rate differences	67	(460)
Share-based compensation	337	377
Interest expenses	(91)	295
Changes in operating assets and liabilities:
Trade receivables	(952)	2,370
Net change in operating lease assets and liabilities	26	19
Inventories	(11)	(1,585)
Prepaid expenses and other current assets	(143)	357
Long term prepaid expenses	-	(100)
Trade payables	(787)	(25)
Deferred revenues	(122)	(188)
Other current liabilities	(580)	(172)
Other long-term liabilities	(38)	(10)
Net cash used in operating activities	(6,549)	(6,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposit	198	1,418
Long- term deposit	-	(56)
Proceeds from restricted long term bank deposits	-	4,827
Deposit of restricted long-term bank deposits	-	(2,810)
Restricted short term bank deposit	-	451
Purchase of property and equipment	(1)	(9)
Net cash provided by investing activities	197	3,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	32	-
Proceeds from credit line with bank, net	774	-
Proceeds from issuance of common stocks	2,063	-
Offering cost from issuance of common stocks	(125)	-
Proceeds from warrant inducement agreement	5,248	-
Proceeds from issuance of common stocks, pre-funded warrants and warrants	*	5,000
Underwriting commissions and other offering costs	(668)	(420)
Repurchase of common stock	-	(50)
Early repayment of long-term loan	(4,038)	-
Repayment of long-term loan	(193)	(769)
Net cash provided by financing activities	3,093	3,761

Effect of exchange rate changes on cash and cash equivalents and restricted cash	11	231
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,248)	1,236
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,515	4,279
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	2,267	5,515
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	1,967	620
Restricted cash equivalents, current	300	1,565
Restricted cash and cash equivalents, non-current	-	3,330
Total cash, cash equivalents and restricted cash	2,267	5,515

ACTELIS NETWORKS, INC.

CONOSLIDATED STATEMENTS OF CASH FLOWS (continued)

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2024	2023
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	624	431

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Right of use assets obtained in exchange for new operating lease liabilities	-	702
Issuance costs of common stock, pre-funded warrants and warrants	-	159
Reclassification of warrants from liability to equity upon amendment to private placement agreement (see Note 11(d))	-	314
Issuance costs of the Warrant inducement agreement	2,651	-
Warrant to lender	84

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO CONOSLIDATED FINANCIAL STATEMENTS

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

b.

The Company has incurred significant losses and negative cash flows from operations, net comprehensive loss was $4,374 and $6,286 for the years ended December 31, 2024, and December 31, 2023, respectively. During the years ended December 31, 2024, and December 31, 2023, the Company had negative cash flows from operations of $6,549 and $6,577 respectively. As of December 31, 2024, the Company’s accumulated deficit was $44 million. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $2.3 million and long-term restricted bank deposits of $91 and long term deposit of $86 as of December 31, 2024. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. Additionally, the Company experienced significant growth in its revenues and gross margin from 2023 to 2024 while reducing its cost structure. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.

On October 7, 2023, Hamas terrorists initiated a series of terror attacks targeting both civilian and military sites in Southern and Central Israel, prompting a response from the Israel Defense Forces. Additionally, Hezbollah and the Houthi movement launched attacks on military and civilian locations in Israel, leading to further Israeli responses, including intensified air and ground operations in Lebanon. The Houthi movement also targeted international shipping lanes in the Red Sea. On April 13, 2024, and again on October 1, 2024, Iran carried out drone and missile strikes against Israel, to which Israel responded.

The conflicts in both Lebanon as well as Gaza are in a state of cease fire under accords signed between the parties. Recently, the accord has been broken. However, the duration and intensity of the ongoing conflicts in Gaza, Northern Israel, Lebanon, and the broader region remain uncertain. As of the signing date, our operations and financial results have not been significantly impacted, though, as of March 24, 2025, two of our employees has been called to reserve duty in the Israel Defense Forces from time to time, which has not been materially affecting our operation.

We do not anticipate any short-term material impact on our business performance due to the ongoing conflicts in the Gaza Strip, Lebanon, and the security situation in Israel. However, as this is an unpredictable event, its continuation or resolution could influence our expectations. We are closely monitoring political and military developments and assessing their potential impact on our operations, financial performance, and overall business condition.

d.

The company was not in compliance with Nasdaq Listing Rule 5550(b)(1) due to the company’s failure to meet the Minimum Shareholders’ Equity Requirement or any alternatives to such requirement. In order to maintain listing on the Nasdaq Capital Market, the company has submitted a plan of compliance addressing how we intended to regain compliance.

The company had until February 21, 2024 to evidence compliance with the Minimum Shareholders’ Equity Requirement. On March 27, 2024, the Company received a delist determination letter (the “Delist Letter”) from the Staff advising the Company that the Staff had determined to delist the Company’s securities from Nasdaq due to its non-compliance with the Equity Rule unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel. Following the hearing, on June 10, 2024, the Panel granted the Company’s request for continued listing subject to the Company evidencing compliance with the Minimum Shareholders’ Equity Requirement by August 27, 2025.

Additionally, on May 20, 2024, Nasdaq notified the Company that it was not in compliance with the minimum bid price requirements under Nasdaq Listing Rule 5550(a)(2), which requires the Company's common stock to maintain a minimum bid price of $1.00 per share. On June 20, 2024, the Company received a letter from Nasdaq stating that, for 10 consecutive business days from June 5, 2024, to June 28, 2024, the closing bid price of its common stock had been at or above $1.00 per share. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), and Nasdaq considers the prior bid price deficiency matter closed

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

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10-20, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of comprehensive loss as Other financial income, net, as appropriate.

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

f.	Restricted cash and cash equivalents and restricted deposits

Restricted cash and cash equivalents consists of cash and cash equivalents held in restricted accounts, classified as current or non-current based on the expected timing of the disbursement. Restricted deposits consist of deposits held in restricted deposit bank accounts including deposits held as collateral for guarantees to third parties and others, classified as current or non-current based on the expected timing of the disbursement.

g.	Treasury Shares

Treasury shares represent ordinary shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury shares are presented as a reduction of shareholders’ equity, at their cost to the Company. The treasury shares have no rights.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

h.	Trade Receivables, net

Trade receivables are recorded at the invoiced amount, are mostly unsecured and do not bear interest. Accounts receivable have been reduced by an allowance for credit losses. The Company estimates CECL on trade receivables at inception for estimated losses resulting from the inability of the Company’s customers to make required payments, based on estimated current expected credit losses. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering historical information, current market conditions and reasonable and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

On this basis, management has determined that an allowance for credit losses of $168 as of December 31, 2024, and December 31, 2023.

Expenses for allowance for credit losses for the years ended December 31, 2024, and 2023 were 0 and $43, respectively.

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

Raw materials and finished products- using the weighted average cost method.

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

The useful lives of the assets are as follows:

Years

Computers, software and electronic equipment	Mainly 3
Office furniture and equipment	7
Leasehold improvements	By the shorter of lease term and the estimated useful life of the asset

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Impairment of long-lived assets

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

Sales of products

The Company’s products consist of hardware and embedded software that work together to deliver the products' essential functionality. The embedded software is essential to the functionality of the Company’s products. The Company’s products are generally sold with a two-year warranty covering repairs or replacements in the event of damage or failure during the warranty period, which is accounted for as a standard warranty. Services related to the repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics, and access to on-site technical support personnel.

Most of the Company’s contracts involve a single performance obligation (sales of the product with a standard warranty), and thus the entire transaction price is allocated to that single performance obligation. In some cases, the Company's product contracts also include services such as product support service. In these contracts, the Company has identified two performance obligations, which include the product and the support service. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price within the total consideration of the contract.

Customers may request an extension period of the warranty for period ending, after the standard warranty’s period stated in the contract. The extended warranty is a separate performance obligation since it is provided for a period that exceeds the standard two-year warranty and it is sold and negotiated separately with the customer.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Sales of EMS software with related services

The Company also offers its customers EMS management software. The Company sells its other non-embedded software either as perpetual or as term-based licenses. The Company provides to certain customers (in term based licenses agreement and in some of the perpetual agreements) product support services which include telephone support, remote diagnostics and access to on-site technical support personnel.

For contracts that contain more than one identified performance obligation (primarily a term-based license for its management software together with related services), the stand-alone selling price of a term-based license, is based on a ratio from the relevant perpetual management software stand-alone selling price. The perpetual management software stand-alone selling price is established by taking into consideration available information such as historical selling prices of the perpetual license, geographic location, and market conditions.

The stand-alone selling price of the related service is based on the Company’s best estimates of the price at which the Company would have sold the related service on a stand-alone basis.

The Company also, provides, to certain customers through the support service contracts, software updates that it chooses to develop, which the Company refers to as unspecified software updates, and enhancements related to the Company’s management software.

Recognize revenue when (or as) the entity satisfies a performance obligation

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

Cost of revenues includes cost of materials, costs associated with packaging, assembly and testing costs, as well as cost of personnel (including share-based compensation), shipping costs, inventory write down, royalties, costs of logistics and quality assurance, access to on-site technical support personnel as well as warranty expenses and other expenses associated withmanufacturing support.

n.	Basic and diluted net loss per share

Basic net loss per share is computed using the weighted average number of common shares, Pre-Funded Warrants to purchase shares of Common Stock for an exercise price of $0.0001 which are exercisable immediately and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under employee stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the warrants classified as lability, by adding to net loss the change in the fair value of the warrants and by adding the weighted average number of shares issuable upon assumed conversion of these warrants using the treasury stock method.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

o.	Fair value of financial instruments

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

The Company measured the fair value of the warrants (see note 10) based on Level 3 inputs, and the warrants liability amounted is 0 as of December 31, 2024, and $8 thousands as of December 31, 2023. The warrants liability are presented in the Other current liabilities in the accompanying consolidated balance sheets.

As of December 31, 2024, and 2023, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, Restricted bank deposits, trade receivables, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

p.	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash equivalents, trade receivables and Restricted bank deposits. Cash and cash equivalents and restricted cash are placed with banks and financial institutions in the United States and Israel.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, present minimal credit risk with respect to those investments.

The Company’s trade receivables are derived primarily from Governmental authorities such as municipalities, military and other federal agencies, enterprises and telecommunication operators, as well as the Company’s reseller customers located mainly in the United States, Europe, and Asia.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company has customers balances representing 10% or more of Trade receivables as follows:

1.	Customer A- 1% and 30% of the Company Trade receivables balance as of December 31, 2024 and December 31, 2023 respectively.

2.	Customer B- 5% and 11% of the Company Trade receivables balance as of December 31, 2024 and December 31, 2023 respectively.

3.	Customer C- 3% and 11% of the Company Trade receivables balance as of December 31, 2024 and December 31, 2023 respectively.

4.	Customer D- 39% and 0.1% of the Company Trade receivables balance as of December 31, 2024 and December 31, 2023 respectively.

See note 14 for details regarding the revenues from these customers.

The Company does not see any credit risk regarding this balance, as most of the remaining balance was paid off after the balance sheet date.

q.	Warranty costs

The Company’s products generally include a standard warranty of two years for product defects. The Company accrues for warranty at the time revenue is recognized. The Company’s estimates of future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, specific warranty accruals may be recorded if unforeseen problems arise. The provision for warranty amounted to $57 and $47 as of December 31, 2024, and 2023, respectively. These provisions are included in “Other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

r.	Sales and marketing expenses

Sales and marketing expenses include such expenses for the company’s sales teams, business development activities, sales engineering, and customer support.

s.	Research and development costs

Research and development costs are expensed as incurred and include compensation for engineers, external services, and material costs associated with new product development, bug fixing and enhancement of current products.

t.	Shipping and handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

u.	Government grants and related royalties

The Company is paying royalties to the government of Israel for funding received for research and development in the past. Royalties are calculated and paid at a rate of 3% of the applicable revenues. During 2024 and 2023, respectively, the Company incurred royalty expenses of $229 and $168, included within cost of revenues (see note 9).The Company has not applied for any new funding from the government of Israel for research and development during 2024.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

v.	Segments

Our Chief Executive Officer (CEO), as the Chief Operating Decision Maker (CODM), oversees the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM evaluates segment performance, allocates resources, and measures profit or loss based on consolidated net loss. Additionally, the CODM monitors and manages the Company’s operations by reviewing functional expenses—including cost of revenues, sales and marketing, research and development, and general and administrative expenses—at the consolidated level.

w.	Income taxes

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

x.	Employee related benefits:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The amounts of contribution plans expenses were approximately $175 for each of the years ended December 31, 2024, and 2023.

The Company expects to contribute approximately $175 in the year ending December 31, 2025, to insurance companies in connection with its contribution plans.

401(k) profit sharing plans

The Company offers its employees a savings plan in the United States that qualifies under Section 401(k) of the current Internal Revenue Code as a “safe harbor” plan. The Company must makes a mandatory contribution to the 401(k) plan to satisfy certain nondiscrimination requirements under the Internal Revenue Code. This mandatory contribution is made to all eligible US based employees.

y.	Share-based compensation

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

Share-based compensation classified as mezzanine equity

Share-based compensation subject to possible redemption are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14E. See also Note 11d for additional information on share-based compensation granted to the underwriter in connection with an offering of common stocks and warrants.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

z.	Warrants

Common stock warrants

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. See note 11.

Warrants issued in connection with obtaining loans and/or securing credit facilities.

Warrants issued in connection with obtaining a loan or securing a credit facility are considered deferred issuance costs. Deferred issuance costs for obtaining a loan are reflected as a deduction from the carrying amount of the related loan and are amortized using the effective interest method.

aa.	Commitments and contingencies

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

bb.	Reverse stock split

On March 8, 2023, the Company’s Board of Directors approved an Reverse Stock Split in the ratio of ten-to-one. The Reverse Stock split became effective as of April 18, 2023.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

cc.	Leases

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

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in its leases is not readily determinable.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

dd.	New Accounting Pronouncements

Recently adopted accounting pronouncements:

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. Early adoption is permitted. This ASU did not have a material impact on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for the Company for annual periods beginning after December 15, 2026. The Company is evaluating the potential impact of this guidance on its consolidated financial statements. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

NOTE 3 - INVENTORIES:

	December 31
	2024	2023
	U.S. dollars in thousands
Raw materials	1,521	757
Finished goods	915	1,769
	2,436	2,526

Inventory write-downs totaled $101 and $239 during the years ended December 31, 2024, and 2023 respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31
	2024	2023
	U.S. dollars in thousands
Prepaid expenses	386	198
Governmental authorities	198	84
Other, net*	-	58
	584	340

*	Prepaid expenses and other current assets are stated as net of allowances. The allowance for Prepaid expenses and other current assets is based on the Company’s periodic assessment of the collectability of the accounts based on a combination of factors including the age of the balance, and the reasonability to use this asset. During 2024 and 2023, the Company recorded allowances for Prepaid expenses and other current assets in the amounts of $181and $144, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

	December 31
	2024	2023
	U.S. dollars in thousands
Cost:
Computer, software, and electronic equipment	8,587	8,583
Office furniture and equipment	872	872
Leasehold improvements	292	292
	9,751	9,747
Less: accumulated depreciation	9,713	9,686
Property and equipment, net	38	61

Depreciation expenses were $26 and $27 for the years ended December 31, 2024, and 2023, respectively.

NOTE 6 - LEASES:

1)	The Company had an operating lease agreement for its facility in the United States, which expired on March 31, 2024. The Company did not exercise its 5-year extension option, which was initially excluded from the measurement of the ROU asset and the lease liability. The lease payments were denominated in USD.

2)	On July 1, 2022, the Company entered into a new operating lease agreement for additional offices in the United States, which expires on September 30, 2025. The lease payments are denominated in USD.

3)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the United States. The sublease ended on March 31, 2024. The sublease was classified as an operating lease

4)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which was renewed on December 28, 2023, and expires on December 31, 2025. The lease payments are denominated in NIS and are indexed to the consumer price index.

5)	The Company leases its motor vehicles under operating lease agreements.

6)	The Company’s Israeli subsidiary has an operating lease agreement for testing equipment in Israel, which expires on February 07, 2025. The lease payments are denominated in ILS.

Supplemental information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$410	$918
Current Operating lease liabilities	$415	$498
Non-Current Operating lease liabilities	$6	$405
Total Operating lease liabilities	$421	$903

Other information:

	Year ended December 31, 2024	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$568	$478
Weighted Average Remaining Lease Term	1	1.80
Weighted Average Discount Rate	11.2%	10.2%

The lease costs components are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Fixed payments	$194	$118
Variable payments that depend on an index or rate	373	359
Total lease cost	$568	$478

NOTE 6 – LEASES (continued):

Maturities of operating lease liabilities are as follows:

December 31, 2024
2025	429
2026	6
Total operating lease payments	435
Less: imputed interest	(14)
Present value of lease liabilities	$421

NOTE 7 - OTHER CURRENT LIABILITIES:

	December 31
	2024	2023
	U.S. dollars in thousands
Accrued expenses	744	955
Accrued standard warranty	43	24
Other	18	143
	805	1,122

NOTE 8 - LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan matures in June, 2050 and bears interest of 3.75% per annum, payable monthly commencing on January 1, 2023, unless forgiven per program regulations. As of December 31, 2024, the total loan balance outstanding was $150.

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

NOTE 8 – LOANS (continued):

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

In February 2024, the Company performed a partial early repayment of Migdalor Loan in the amount of 2 million NIS (approximately $550). During April and May 2024, the Company made an additional partial early repayment of Migdalor loan in the amount of 10.9 million NIS (approximately $2,933). In May 2024, the Company signed an amendment to the agreement with Migdalor, pursuant to which the remaining $470 of the one-time interest payment which was originally due in January 2024 to Migdalor will be paid in 12 equal monthly payments bearing 9.6% interest from February 2024 till February 2025.

In addition, the Company is obligated to issue Migdalor warrants to acquire common stock for up to $150 subject to the terms of amendment.

In July 2024, the company repaid the remaining loan balance to Migdalor, totaling 1.16 million ILS (approximately 0.3$ million)

As of December 31, 2024, the total outstanding of the one-time interest payment was approximately $0.2 million.

As of December 31, 2024, the Company was in compliance with the covenants of the Migdalor loan.

c)	On January 15, 2024, the Subsidiary entered into a credit agreement with Bank Mizrahi-Tefahot. The Credit Agreement provides for a $1,500 credit facility available to be used by the Subsidiary (“New Credit Line”). Under the New Credit Line, which will be secured by the Subsidiary’s customer receivables, the Subsidiary will pay an annual fixed interest at a Federal SOFR rate plus 5.5% on any amount withdrawn under the New Credit Line.

Under the Credit Agreement, the Company is permitted to draw upon the New Credit Line for customer invoices that meet the following conditions:

(a)	Throughout the duration of the New Credit Line, the Company may present customer receivables and receive credit financing that does not exceed 80% of the aggregate amount of the open customer invoices securing the New Credit Facility; The credit financing is to be repaid within 90 days.

(b)	Customer invoices are payable within 90 days from the date of the Company’s monthly report to the Lender; and

(c)	No single customer of the Company may account for open customer invoices securing over 30% of the total borrowed amount under the New Credit Line.

The Credit Line balance drawn will be examined every month and adjusted up to every three months and Repayment of the Credit Line will be made up to every three months subject to the expiration of the financing period for the invoices that were financed. The Company may refinance newly issued invoices at any time up to the Credit Line limit and subject to the terms of the Credit Line.

As of December 31, 2024, the Subsidiary used $774 of the credit line.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after December 31, 2024, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

In October 2024, the company entered into a payment plan with the Israel Innovation Authority (“IIA”) to settle the outstanding amount as of the previous year. According to the agreement, the IIA agreed to offset a delayed payment of approximately $50 from the total outstanding amount. The company committed to making an immediate payment of $190 and to spread the remaining balance over two years, with quarterly installments of approximately $106 starting from October 2024. The outstanding debt will continue to accrue interest and linkage differences in accordance with legal requirements until fully settled. By December 31, 2024, the company had paid approximately $400 which include one-time payment and two quarter installments. Additionally, the company is required to report and pay ongoing royalties starting from the first half of 2024

As of December 31, 2024, the Company had received approximately $14,300 (approximately $15,830 including interest) and repaid approximately $10,621 in such grants.

During the years 2024 and 2023, the Company repaid amounts of $400 and $73, respectively.

As of December 31, 2024, and 2023, the Company had a liability to repay royalties in approximately $839 and $1062, respectively.

Royalties payable:

	Year ended December 31, 2024	Year ended December 31, 2023
Short Term – Accrued royalties	673	1,062
Long Term - Accrued royalties	166	-
Total royalties payable	839	1,062

NOTE 10 - WARRANTS:

The company has several types of warrants. The warrants classified as liability are presented in this note, and the equity warrants are presented under note 11.

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

NOTE 10 – WARRANTS (continued):

The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares. The Comerica Warrants are still outstanding as of December 31, 2024.

b.	On May 8, 2023, the Company completed a fund-raising round. Upon the consummation of the Offering and pursuant to an agreement entered into with the Holder and the underwriter, the Company issued warrants to purchase shares of Common Stock. Such warrants were classified as liabilities based on the terms of the underlying agreement. On September 30, 2023, these warrants were reclassified to equity due to an amendment to the warrants’ agreements (for further details see also Note 11b). On June 6, 2024, these warrants were exercised pursuant to the inducement agreement, as described in notes 11d below.

NOTE 11 - SHAREHOLDERS’ EQUITY:

a.	During January and February 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50. As of December Total of 10,690 common stock are held by the company as treasury shares.

b.	Offering of common stocks and warrants May 2023:

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

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

Offering Costs related to December 2023 fund-raising

Upon the consummation of the Second Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $129. The Company has also granted to the Underwriter upon the consummation of the Second Offering, warrants to purchase up to 88,983 of the Company’s common stocks which carry the same terms as the common stock warrants described above (Note 11b.), except for the exercise price which reflect 125% of the share price in the Second Offering ($1.475). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

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

On June 5, 2024, the Company entered into a warrant inducement agreement with the Holder (as defined in Note 11b above) regarding the Common Warrants to purchase up to an aggregate of 999,670 shared of the Company’s common stock originally issued on May 8, 2023 at an exercise price of $2.75 per share (the “Existing Warrants”).

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

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

As of the issuance date of the June Warrants, the fair value of the warrants was estimated at $1,451. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	5.5 Years June Warrants	2 Years June Warrants
Term	5.5 years	2 years
Dividend	-	-
Expected volatility	44.77%	44.77%
Risk-free rate	3.95%	4.28%
Stock price	$1.97	$1.97

In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the induced warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital. These warrants have not been exercised as of 31 December, 2024.

Offering Costs related to warrant inducement agreement June 2024:

Upon the consummation of the warrant inducement agreement and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $331 and has paid other related issuance cost amounting to approximately $66. The Company has also granted to the Underwriter upon the consummation of the warrant inducement, warrants to purchase up to 69,977 of the Company’s common stocks which carry the same terms as the June Warrants described above, except for the exercise price which reflect 125% of the reduced exercise price of the Existing Warrants ($3.4375). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

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

On June 30, 2024, the Company entered into a warrant inducement agreement with Holder (as defined in Note 11b above), to purchase up to an aggregate of 999,670 shares of the 2 Years June Warrants, originally issued on June 6, 2024 at an exercise price of $2.00 per share (the “2 Years June Warrants”). The closing date of the June 30, 2024 Inducement Letter Agreement was on July 2, 2024.

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

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

The July Warrants are exercisable immediately upon issuance, with a term of 2 years.

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

As of the issuance date of the July Warrants, the fair value of the warrants was estimated at $1,131. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

2 year July Warrants:

2 Years July Warrants
Term	2 years
Dividend	-
Expected volatility	61.60%
Risk-free rate	3.86%
Stock price	$1.65

 In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the induced warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital.

Offering Costs related to warrant inducement agreement July 2024:

Upon the consummation of the warrant inducement agreement and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $271. The Company has also granted to the Underwriter upon the consummation of the warrant inducement, warrants to purchase up to 69,977 of the Company’s common stocks which carry the same terms as the July Warrants described above, except for the exercise price which reflect 125% of the reduced exercise price of the June Warrants ($2.50). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $27. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 61.60% a risk-free rate of 3.86% contractual term of 2 years, respectively, and a stock price at the issuance date of 1.65$.

The total offering costs (including the inducement effects) in the amount of approximately $1,429 was recognized in equity.

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

Total outstanding warrants as of December 31,2024, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	66,127	$4.625	3.9
Warrants December 2023	1,360,170	$1.18 - $1.47	4.5
Warrants June 2024	1,069,647	$2 - $3.43	5.0
Warrants July 2024	2,069,317	$2.5 - $1.75	1.75
Other	36,792	$10.27 - $50	1.50 - 2.4
Outstanding as of December 31, 2024	4,602,053

f.	At the Market Offering Agreement:

On September 18, 2024, as a supplement to a shelf offering filed under an S-3 filing, the Company entered into At the Market Offering Agreement (the “ATM Agreement”), with H.C. Wainwright & Co. (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell shares of its common stock, from time to time, through Wainwright.

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

During 2024, the company sold 1,594,850 shares of common stock under the ATM agreement for gross proceeds of approximately $2.03 million. Total Offering cost related to ATM is $0.13 million.

g.	Stock repurchase program:

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

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

During 2023, the Company purchased 7,920 shares of its common stock, for a total price of $50

h.	Share-based compensation:

On June 30, 2015, the Company adopted the 2015 Equity Incentive Plan (“the 2015 Plan”).

Under the 2015 Plan, the Board of Directors approved the granting of Incentive Share Options, Non-statutory shares options, share appreciation rights, restricted share and restricted share units (RSU’s) to employees, directors, and consultants. The exercise price of an option cannot be less than 100% of the fair market value of the underlying share of common stock on the date of grant for incentive share options (not less than 110% of the fair market value for shareholders owning more than 10% of all classes of share) as determined by the Board of Directors. The maximum option term is 10 years (five years for shareholders owning more than 10% of all classes of share). The 2015 Plan grants the Board of Directors the discretion to determine when the options granted become exercisable.

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

1)	During the years ended December 31, 2024, and December 2023, the following awards were granted:

Award Type (2015 Plan)	Number of Awards in 2024	Number of Awards in 2023	Vesting Conditions	Expiration Date
Options	-	400	Over 4 years from grant date-25% every year (from the second year- 2.08% each month)	10th anniversary of Grant Date
RSU	-	45,100	Over 3 years from grant date

2)	A summary of the Company’s share option activity under option plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2024	87,764	$3.63	4.11
Granted	-	$-	-
Exercised	(22,809)	$0.96	-
Forfeited	(2,277)	$9.58	-

Outstanding – December 31, 2024	62,678	$4.38	3.4

Exercisable – December 31, 2024	59,721	$3.56	2.7

No income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised share options.

As of December 31, 2024, the unrecognized compensation costs related to those unvested stock options are $37, which are expected to be recognized over a weighted-average period of 1.2 years.

3)	The following table summarize information as of December 31, 2024, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2024	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2024	Weighted average remaining contractual life (years)
0.64	24,586	0.61	24,586	0.61
1.06	25,936	3.6	25,936	3.60
1.48	400	8.71	200	8.71
5.78	4,000	5.98	2500	4.79
13.62	3,894	6.41	3,830	6.41
40.00	3,862	7.69	2,669	7.67
	62,678		59,721

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

4)	The following table summarize information as of December 31, 2023, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2023	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2023	Weighted average remaining contractual life (years)
0.64	30,309	1.61	30,309	1.61
1.06	43,461	4.44	43,402	4.43
1.48	400	9.71	100	9.71
5.78	5,500	8.96	1,750	8.96
13.62	3,894	7.41	2,524	7.41
40.00	4,200	8.72	1,979	8.72
	87,764		80,064

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common shares on December 31, 2024 and the exercise price, multiplied by the number of options that would have been received by the option holders had all option holders exercised their options on such date) as of December 31, 2024, and December 31, 2023, was $24 and $17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, and December 31, 2023, was $32 and $6, accordingly.

5)	Share-based compensation expense for share options in the consolidated statements of comprehensive loss is summarized as follows:

	Year Ended December 31,
	2024	2023
Cost of revenues	2	3
Research and development	4	23
Sales and marketing	2	11
General and administrative	6	11
Total Share-based compensation expense	14	48

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

6)	Restricted Stock Units (RSUs)

During 2024 and 2023, the Company issued RSUs to Directors, officers, consultants and employees.

The RSUs are vested over a three-year period.

The grant-date fair value of the RSUs granted was based on the Company’s common stock price at the time of grant.

A summary of the Company’s RSUs activity under option plans is as follows:

	Year ended December 31, 2024
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	71,280	$10.35
Granted during the year	-
Vested during the year	(28,228)	8.44
Forfeited during the year	(6,798)	7.44
Outstanding at the end of the year	36,254	$12.38

As of December 31, 2024, the unrecognized compensation cost related to unvested RSUs totaled to approximately $461 and is expected to be expensed over a weighted-average recognition period of approximately 2 years.

Share-based compensation expense for RSUs in the consolidated statement of comprehensive loss is summarized as follows:

	Year Ended December 31
	2024	2023
	U.S. dollars in thousands
Cost of revenues	10	9
Research and development	18	53
Sales and marketing	36	47
General and administrative	259	220
Total Share-based compensation expense	323	329

As for the share-based compensation granted to the underwriter in connection with the offerings of common stocks and warrants, see Note 11e above.

NOTE 12 - INCOME TAXES:

a.	The Company and its Subsidiary are subject to U.S. and Israeli income tax laws.

b.	The US entity is subject to a federal income tax rate of 21% in 2019 and thereafter and State taxes of 9%. The Subsidiary is subject to ordinary corporate income tax rate of 23% in 2019 and thereafter.

c.	Carryforward tax losses:

As of December 31, 2024, the Company has net operating loss carry forwards of approximately $2,966. In addition, the Company has loss carry forward of approximately $4,410, which the Company did not perform a qualification test for and has certain doubts regarding their qualification, and therefore the Company has not recorded deferred tax assets due to these losses.

As of December 31, 2024, the Company’s subsidiary has net operating loss carry forwards of approximately $124.1 million. Net operating loss carry forwards relating to activity in Israel have an indefinite carry forward period.

Utilization of the U.S. federal and state net operating losses may be subject to a substantial limitation due to the change in ownership limitations provided by the Internal Revenue Code of 1986, as amended and similar to state provisions. The annual limitation may result in the expiration of the net operating losses and credits before their utilization.

d.	Loss before taxes on income are comprised as follows:

	Year Ended December 31
	2024	2023
	U.S. dollars in thousands
Domestic	(1,439)	82
Foreign Subsidiary	(2,935)	(6,368)
Total	(4,374)	(6,286)

e.	Reconciliation of the theoretical tax expense to actual tax expense:

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

f.	The Company’s major tax jurisdictions are the United States and Israel. Due to unutilized net operating losses and research credits, the tax years from 2017 remain open and subject to examinations by the appropriate governmental agencies in the United States. For the Company’s subsidiary, the tax years from 2018and later remain open for examination by the tax authorities.

g.	The components of the Company’s net deferred tax assets were as follows:

	Year Ended December 31
	2024	2023
	U.S. dollars in thousands
Deferred tax assets (liabilities):
Loss carryforwards	29,299	28,746
Valuation allowance	(29,299)	(28,746)
Total net deferred tax assets	-	-

NOTE 12 - INCOME TAXES( continued):

The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31
	2024	2023
	U.S. dollars in thousands
Valuation allowance at beginning of year	28,746	27,932
Changes in valuation allowance	553	814
Valuation allowance at end of year	29,299	28,746

NOTE 13 - BASIC AND DILUTED LOSS PER SHARE:

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

Diluted loss per share excludes 4,602,053 shares underlying outstanding warrants, 62,678 shares underlying outstanding options, and 36,254 shares underlying outstanding RSUs for twelve months ended December 31, 2024, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,047,589 shares underlying outstanding warrants, 90,377 shares underlying outstanding options, and 72,945 shares underlying outstanding RSUs for twelve months ended December 31, 2023, because the effect of their inclusion in the computation would be antidilutive.

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(4,374)	$(6,286)
Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	4,660,955	2,195,006

Pre-Funded warrants to purchase common shares	485,094	225,631
Repurchase of common stock	-	(7,920)
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	5,146,049	2,412,717
Net loss per share attributable to common shareholders – basic and diluted	$(0.85)	$(2.61)

NOTE 14 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

The following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the customers:

	Year Ended December 31
	2024	2023
	U.S. dollars in thousands
North America	6,084	2,524
Europe, the Middle East and Africa	1,472	2,570
Asia Pacific	204	512
	7,760	5,606

b.	Revenues from contract liability:

	December 31, 2024	December 31, 2023
Opening balance	$460	$648
Revenue recognized that was included in the contract liability balance at the beginning of the period	(388)	(544)
Additions	267	356
Ending balance	$339	$460

As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation is $338, and the Company will recognize this revenue over the 12-18 months.

c.	The Company’s long-lived assets are located as follows: Property and Equipment, net and Operating lease right of use assets

	December 31
	2024	2023
	U.S. dollars in thousands
Israel	407	788
North America	41	191
	448	979

NOTE 14 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Year Ended December 31, 2024
	%	Revenues
	U.S. dollars in thousands
Customer B	19%	1,402
Customer D	29%	2,209

	Year Ended December 31, 2023
	%	Revenues
	U.S. dollars in thousands
Customer B	16%	911
Customer D	10%	583

The majority of the Company’s revenues are recognized at a point in time.

NOTE 15 - OTHER FINANCIAL INCOME, NET:

	Year Ended December 31
	2024	2023
	U.S. dollars in thousands
Change in warrants’ fair value	8	1,658
Exchange rates differences, net	72	313
Offering costs of warrants liabilities	-	(223)
Other	(78)	95
	2	1,843

NOTE 16 - SUBSEQUENT EVENTS

As described in Note 11(f), under the ATM Agreement, Wainwright may sell shares through transactions classified as “at the market” offerings, as defined in Rule 415 under the Securities Act, as amended, or through other legally permitted methods, including privately negotiated transactions.

On January 2, 2025, the Company sold 878,000 shares of common stock under the ATM Agreement, generating gross proceeds of approximately $1.33 million. The related offering costs amounted to $0.04 million. In addition, in March 2025, we increased the at-the-market equity program by an additional $1.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation on Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of December 31, 2024, the end of the period covered by this Annual Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of the period covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes In Internal Control Over Financial Reporting

During the quarter and the year ended December 31, 2024, we have enhanced our internal control over financial reporting, according to the implementation plan that we presented on the previous annual report for the year ended December 31, 2023, including the continued documentation and testing of all of our internal controls, and the hiring of skilled financial resources to overcome our previously reported material weakness. As a result, as of December 31, 2024. we have now reported the effectiveness of our internal controls, and we no longer have the previously reported material weakness.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Annual Report:

Name	Age	Position
Tuvia Barlev	63	Chief Executive Officer, Secretary and Chairman of the Board
Yoav Efron	56	Deputy Chief Executive Officer and Chief Financial Officer
Brett Harrison	60	Senior Vice President of Sales, Americas
Yaron Altit	55	Executive Vice President of Sales International.
Michal Winkler-Solomon	57	Vice President Marketing
Hemi Kabir	55	Vice President, Operations
Elad Domanovitz	46	Chief Technology Officer
Israel Niv(1)(2)(3)	71	Director
Niel Ransom (1)(2)(3)	75	Director
Julie Kunstler(1)(2)	69	Director
Gideon Marks(1)(2)(3)	69	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Yoav Efron, Deputy Chief Executive Officer and Chief Financial Officer

Mr. Efron serves as our Chief Financial Officer since January 2018, and as our Deputy Chief Executive Officer since May 2024. Mr. Efron is responsible for all financial aspects of our business and for strategy, as well as Information Technology and Human Resources. Prior to joining Actelis, Mr. Efron was the CFO of TriPlay Inc. and eMusic Inc., a B2C cloud media services company from 2012 to 2017. From 2010 to 2014, Mr. Efron was an entrepreneur in energy efficiency and from 1998 through 2010 worked at Avaya Inc., a Fortune 500 telecommunications company in various executive financial roles including Finance Director. Mr. Efron earned his bachelor’s degree in economics and management from the Hebrew University of Jerusalem.

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

Brett Harrison, Senior Vice President of Sales, North Americas

Mr. Harrison brings more than 20 years of experience including sales leadership, strategy and business development in various technology fields such as communications and cyber security. Prior to joining the Company, since September 2023, Mr. Harrison was the President of Sage Holdings, LLC. From June 2020 until August 2023, Mr. Harrison was the RVP of Sales at Palo Alto Networks. From June 2019 until June 2020, Mr. Harrison served as the VP of North American Banking Service Sales at NCR Corporation. From January 2017 until June 2019, Mr. Harrison served as the VP of Telco Sales at Check Point Software Technologies. From October 2012 until January 2017, Mr. Harrison served as a Vice President of Sales at Avaya. From October 2002 until January 2012, Mr. Harrison served as the VP of Sales at the Company. Mr. Harrison holds a Bachelor of Science degree in Electronics from Chapman University.

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

Niel Ransom, Director

Dr. Ransom, serves as a board member in our company since February 2025. Mr. Ranson is a seasoned professional with five decades of experience in the communications, networking, and venture capital. From 2018 to 2024, he was a Partner at Celesta Capital, a venture capital firm investing in and directing deep-tech startups. He served as a director of Radisys Corp (NASDAQ: RSYS). between August 2010 and June 2018, of Cyan, Inc (NYSE: CYNI) from June 2009 and August 2015, of AppliedMicro NASDAQ: AMCC) from July 2006 to August 2009, and of ECI Telecom (NASDAQ: ECIL) from June 2006 to September 2007. Mr. Ransom was a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He previously served as Chairman of Saguna Networks, a provider of MobileEdge computing solutions, and Chairman of Teknovus, a provider of fiber-to-the-home semiconductors. He served on the board of directors of Kbro (CATV service provider in Taiwan), CoreOptics (optical networking modules), Turin Networks (carrier ethernet equipment), Overture Networks (Broadband service optimization solutions), DesignArt Networks (semiconductors for mobile base stations), Capella Photonics (wavelength selective switch), OPNT (optical positioning navigation and timing), and Polatis (fiber switching systems. Previously, as worldwide Chief Technology Officer of Alcatel (telecommunications equipment provider) and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel’s access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

Julie Kunstler, Director

Ms. Kunstler serves as a board member in our company since February 2025. Ms. Kunstler is a seasoned professional with broad experience in the communications components, equipment, and software industry, having served as an executive, venture-fund investor, analyst, and board member. Since April 2024, Ms. Kunstler has been serving as an External Non-Executive Director for Ethernity Networks, a company traded on the London Stock Exchange. Previously, between November 2010 and April 2024, Ms. Kunstler worked at Omdia (a division of InformaTech), lastly holding the position of Chief Analyst for the Broadband Access Intelligence Service, covering the fixed broadband access industry ecosystem. Prior to her role at Omdia, between 2006 and 2010, Ms. Kunstler was the Vice President of Business Development at Teknovus, a venture-backed startup specializing in Passive Optical Network (PON) chip technology. Ms. Kunstler holds a Bachelor’s degree from University of Cincinnati and an MBA degree from University of Chicago.

Gideon Marks, Director

Mr. Marks serves as a board member in our company since May 2024. Mr. Marks is a seasoned professional with over 35 years of experience in leading technology companies, specializing in financial, business, and corporate development roles. Mr. Marks has been serving as an advisory board member of Deepdub, Inc., a company specializing in dubbing and voice over localization, since July 2023, and as the co-founder of DogLog, an app that connects all aspects of a dog’s life in one app, since January 2018. In addition, Mr. Marks has been serving as a mentor for Google for Startups Accelerator since January 2018. Mr. Marks’ previous experience includes taking three companies public on Nasdaq as their Chief Financial Officer (Lannet Data Communications Ltd., Radcom Ltd. (Nasdaq: RDCM), and Silicom Ltd. (Nasdaq: SILC)), and successfully leading four others as their Chief Financial Officer (Radnet Inc., RealTime Image, Ltd., Adamind Ltd., and Net Optics, Inc.) to acquisitions. Mr. Marks holds a B.A. in Economics and an MBA Finance degree from Tel Aviv University in Israel.

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

Tuvia Barlev had a right under the Stockholders Agreement to designate one director. Dr. Niv was initially elected by the holders of the majority of the Series A Preferred Stock. The Stockholders Agreement was terminated in connection with our IPO and going forward, each of the directors were appointed by the holders of the majority of our outstanding common stock pursuant to the provisions of our Certificate of Incorporation, with (i) directors in Class I, consisting of Gideon Marks and Julie Kunstler, to stand for election at the Annual Meeting to be held in 2026; (ii) directors in Class II, consisting of Niel Ransom, to stand for election at the annual meeting of stockholders to be held in 2027; and (iii) directors in Class III, consisting of Israel Niv and Tuvia Barlev, to stand for election at the annual meeting of stockholders to be held in 2025.

Our Company is governed by our Board. Currently, each member of our Board, other than Tuvia, is an independent director; and all standing committees of our Board of Directors are composed entirely of independent directors, in each case under Nasdaq’s independence definition applicable to boards of directors. For a director to be considered independent, our Board of Directors must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, Nasdaq listing standards require our Board of Directors to consider certain factors, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board of Directors are Israel Niv, Julie Kunstler and Gideon Marks.

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

Audit Committee

The members of our audit committee are Gideon Marks, Israel Niv and Julie Kunstler , with Gideon Marks serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Gideon Marks is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The audit committee, among other things:

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

Compensation Committee

The members of our compensation committee are Israel Niv, Niel Ransom and Julie Kunstler, with Israel Niv serving as Chairperson. The composition of our compensation committee meets the requirements for independence under Nasdaq Capital Market listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The compensation committee, among other things:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Niel ransom, Israel Niv, and Gideon Marks, with Niel Ransom serving as Chairperson. The composition of our nominating and corporate governance committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The nominating and corporate governance committee, among other things:

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE AND DIRECTOR COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to (1) the individual who served as our principal executive officer during fiscal year 2024 and 2023; and (2) our next most highly compensated executive officer who earned more than $100,000 during fiscal year 2024 and were serving as executive officers as of December 31, 2024. We refer to these individuals in this Annual Report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tuvia Barlev, Chief Executive Officer and	2024	$298,188		—	—	—	—	$25,066	$323,254
Chairman	2023	$298,000	163,000	—	—	—	—	$13,834	$475,885

Yoav Efron Deputy	2024	$188,118		—	—	—	—	$18,953	$207,071
Chief Executive Officer and Chief Financial Officer	2023	$183,727	36,500	—	—	—	—	$16,337	$236,564

Bret Harrison,	2024	$150,000		—		$77,368	—	$33,083	$100,930
Senior Vice President of Sales, Americas	2023	$67,213		$6,030		$11,231	—	$16,457	$260,451

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by the executive officers named above at the fiscal year ended December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
Tuvia Barlev
Chief Executive Officer and Chairman	—		—	—	—	—		$—

Yoav Efron	10,700	(1)	—	$1.058	02/08/2028	—		—
Chief Financial Officer	2,174	(2)	—	$13.616	05/27/2031	—		—
	—		—	—	—	—		$—

Bret Harrison						—		—
Senior Vice President, Americas Sales
	—		—	—	—	667	(3)	$560
						2,667	(4)	2240

(1)	The option grant was vested in full on December 7, 2021.
(2)	The options were granted May 27, 2021 and will vest in full by May 26, 2025.
(3)	The RSUs vests annually in three equal tranches, with the first tranche vesting on September 14, 2023, the second tranche vesting on September 14, 2024, and the last tranche vesting on September 14, 2025.
(4)	The RSUs vests annually in three equal tranches, with the first tranche vesting on December 12, 2024, the second tranche vesting on December 12, 2025, and the last tranche vesting on December 12, 2026.

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

401(k) Plan

We maintain a defined contribution employee retirement plan (“401(k) plan”), for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”), and is also intended to qualify as a safe harbor plan. During 2024, we made matching contributions of 100% of the amount of each participant’s contributions, up to 0.5% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

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

In May 2022, the Company approved an increase to Mr. Barlev’s salary, effective upon completion of the IPO, to $300,000 with performance based variable payment of an additional $260,000. In addition, Mr. Barlev received a performance based variable payment of $125,000 following the IPO, and   is entitled annually to receive $500,000 of RSUs under the Company’s 2015 Plan. For the fiscal years of 2023 and 2024, Mr. Barlev was not granted these RSUs.

In May 2023, the Company approved an increase to Mr. Barlev’s salary to $330,000, effective as of April 1,2023. In addition, Mr. Barlev was granted an additional 27,500 RSUs, and a $163,801 performance based variable payment for 2023. However, Mr. Barlev decided not to apply his approved salary increase. In addition, in September 2023 the board indefinitely delayed the grant of 27,500 RSUs to Mr. Barlev.

Mr. Barlev’s employment agreement provides that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreement), if he terminates his employment for “Good Reason” (as defined in the employment agreement), or following his death or permanent disability. In any event in which Mr. Barlev is entitled to severance pursuant to these provisions, we shall continue to pay Mr. Barlev his then-in-effect base salary and provide benefit continuation at our expense for a period of nine months from the date of termination of employment. Any severance payable to Mr. Barlev shall be payable in equal instalments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Chief Financial Officer

Employment Agreements with Mr. Yoav Efron

In May 2024, Mr. Yoav Efron, who has been serving as our Chief Financial Officer since 2018, has been promoted to Deputy Chief Executive Officer, in addition to his current position as Chief Financial Officer.

In December 2017, we entered into an at will employment agreement with our Deputy Chief Executive Officer a and Chief Financial Officer, Mr. Yoav Efron, and he entered into another, separate, at will employment agreement with our subsidiary. Both of these agreements remain in effect as of the date of this Annual Report.

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

In May 2023, the Company approved an increase to Mr. Efron salary to $205,000, effective as of April 1, 2023. In addition, Mr. Efron was granted an additional 5,500 RSUs, and a $36,500 bonus for 2022. However, Mr. Efron decided not to apply his approved salary increase. In addition, in September 2023 the board indefinitely delayed the grant of 5,500 RSUs to Mr. Efron.

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

Executive Vice President, International Sales

Employment Agreement, with Mr. Bret Harrison

On July 5, 2023, we entered into an at-will employment agreement with Mr. Bret Harrison, and of which remains in effect as of the date of this Annual Report. Mr. Harrison is entitled to a base salary of $150,000 annually and an annual sales incentive target of $150,000. Mr Harrison is also subject to the company’s benefits plans and is entitled subject to board of directors’ approval to an annual restricted stock units (RSU) grant of 5,000 RSUs.

Either party shall be entitled to terminate the employment agreement by providing written notice to the other party.

Director Compensation

Our Board adopted a non-employee director compensation policy pursuant to which each of our directors who is not an employee or consultant of our company will be eligible to receive an annual cash retainer of $10,000 for his or her service on our board of directors and an annual cash retainer of $2,000 for his or her service on a committee of our board of directors, with the chairperson of each committee receiving an additional $3,000 annually. Additionally, following the IPO, as compensation for serving on the Board at the time, Israel Niv and Joseph Moscovitz were each granted 2,500 RSUs, of which shall fully vest over 36 months, subject to each member’s continued service on the Board. Furthermore, in connection with the IPO, on March 22, 2022, Compensation Committee of the Board approved, and thereafter, on May 2, 2023, the entire Board approved and ratified the annual issuance of RSUs worth $100,000 at their time of their grant to the following then-members of the Board, Israel Niv and Joseph Moscovitz (the “Annual RSU Grants”). The Annual RSU Grants shall fully vest over 36 months, subject to each member’s continued service on the Board, as compensation for serving on the Board. Each Annual RSU Grant will be subject to their availability under the Plan. The members of the Board did not receive any new grants of options during 2024.

Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. The compensation of Mr. Barlev as a named executive officer is set forth in the section above; he does not receive any additional compensation for his service as the Chairman of the Board.

For the year ended 2024, our non-employee directors were compensated as follows in the table below:

Name	Year	Cash Fees Earned ($)	RSU Awards ($)	All Other Compensation ($)	Total ($)
Israel Niv	2024	$19,000	—	$—	$19,000
Dr. Naama Halevi-Davidov(1)	2024	$7,125	—	$—	$7,125
Joseph Moscovitz(2)	2024	$19,000	—	$—	$19,000
Noemi Schmayer(3)	2024	$7,415	—	$—	$7,415
Gideon Marks(4)	2024	$11,875	—	$—	$11,875

(1)	Ms. Halevi-Davidov departed the Company on May 9, 2024.
(2)	Mr. Moscovitz departed the Company on February 1, 2025.
(3)	Ms. Schmayer departed the Company on May 15, 2024.
(4)	Mr. Marks joined the Company on May 15, 2024.

Director and Officer Liability Insurance

We have purchased following the IPO, and intend to review in May 2025, our director and officer liability insurance that provides financial protection for our directors and officers in the event that they are sued in connection with the performance of their services and also provides employment practices liability coverage, which insures for harassment and discrimination suits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 20,2025 of:

●	each of our directors and executive officers; and

●	each person known to us to beneficially own 5% of our Common Stock on an as-converted basis.

The calculations in the table are based on 8,502,158 common shares issued and outstanding as of March 20, 2025, including treasury shares.

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

Name of Beneficial Owner(1)	No. of Shares * Beneficially Owned	% of Class
Tuvia Barlev	178,768	2.1%
Yoav Efron(2)	15,697	*
Eyal Aharon(3)	4,771	*
Yaron Altit(4)	4,800	*
Bret Harrison(5)	3,334	*
Michal Winkler-Solomon(6)	7,175	*
Hemi Kabir(7)	4,552	*
Israel Niv(8)	69,306	*
Elad Domanovitz(9)	7,134	*
Gideon Marks	-	-
Julie Kunstler	-	-
Niel Ransom	-	-
All executive officers and directors as a group (12 persons)	292,203	3.3%
5% Stockholders
Eli Sternheim(10)	484,000	5.7%

*	Less than 1%

(1)	Unless otherwise noted, the business address of the following entities or individuals is 4039 Clipper Court, Fremont, CA 94538.
(2)	Consists of (i) 2,823 shares of common stock held by Mr. Efron and (ii) 12,874 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(3)	Includes (i) 1,567 shares of common stock held by Mr. Aharon and (ii) 3,204 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(4)	Includes (i) 1,867 shares of common stock held by Mr. Altit and (ii) 2,933 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(5)	Includes (i) 1,666 shares of common stock held by Mr. Harrison and (ii) 1,668 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(6)	Includes (i) 816 shares of common stock held by Mr. Winkler-Solomon and (ii) 6,359 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(7)	Includes (i) 1,967 shares of common stock held by Mr. Kabir and (ii) 2,585 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(8)	Consists of (i) 45,856 shares of common stock held by The Niv Family Trust, for which the Reporting Person and his spouse serve as trustees; (ii) 13,939 shares of common stock held by Sharon Hava Niv 2015 Family Trust for which Mr. Niv and his spouse serve as trustee; (iii) 7,011 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.; and (iv) 2,500 RSUs.
(9)	Includes (i) 1,400 shares of common stock held by Mr. Domanovitz and (ii) 5,734 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days from March 20, 2025.
(10)	Based on information provided to us by the shareholder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan(1)	52,527	$2.36	99,298
Equity compensation plans not approved by security holders	—	—	—
Total	52,527	$2.36	99,298

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During years ended December 31, 2024 and 2023, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive and Director Compensation.”

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

The Board has determined that Israel Niv, Julie Kunstler, Niel Ransom and Gideon Marks are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2024	2023
Audit fees (1)	$241,516	$255,938
Audit related fees (2)	51,000	39,463
Tax fees	29,685	15,571
All other fees	-	-
Total	$322,201	$310,972

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

(3)	Exhibits.

(a) Exhibits.

Exhibit No.	Description
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2023 (as filed as Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Amended and Restated Bylaws of Actelis Networks, Inc. (as filed as Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Description of Securities (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024)
4.2	Form of Representative’s Warrant (as filed as Exhibit 4.1 to the Company’s Form S-1/A, filed on May 2, 2022)
4.3	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.4	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.5	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.6	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.7	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.8	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.9	Form of Credit Agreement (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
10.1	Lease by and between Actelis Networks Israel, Ltd. and Moshe Smucha, dated January 13, 2000 (as filed as Exhibit 10.2 to the Company’s Form S-1/A, filed on May 2, 2022)
10.2	First Amendment to the Lease and Management Agreements from October 22, 2017, by and between Homerton Investments, Ltd. and Actelis Networks Israel Ltd., dated April 14, 2021 (as filed as Exhibit 10.3 to the Company’s Form S-1/A, filed on May 2, 2022)
10.3+	Employment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated February 15, 2015 (as filed as Exhibit 10.9 to the Company’s Form S-1/A, filed on May 2, 2022)
10.4+	Offer letter between Actelis Networks, Inc. and Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.10 to the Company’s Form S-1/A, filed on May 10, 2022)
10.5+	Employment Agreement between Actelis Networks Israel, Ltd. And Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.11 to the Company’s Form S-1/A, filed on May 10, 2022)

10.6+	Consulting Agreement between Actelis Networks, Inc. and Barlev Enterprises dated February 20, 2015 (as furnished as Exhibit 10.12 to the Company’s Form S-1/A, filed on May 10, 2022)
10.7+	Actelis Networks, Inc. 2015 Equity Incentive Plan (as filed as Exhibit 10.13 to the Company’s Form S-1, filed on April 15, 2022)
10.8+	Amendment No. 1 to 2015 Equity Incentive Plan (as filed as Exhibit 10.14 to the Company’s Form S-1, filed on April 15, 2022)
10.9	Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated December 2, 2020 (as filed as Exhibit 10.16 to the Company’s Form S-1, filed on April 15, 2022)
10.10	Amendment Number 1 to Senior Loan Agreement between Migdalor Business Investment Fund and Actelis Networks Israel, Ltd., dated November 17, 2021 (as filed as Exhibit 10.17 to the Company’s Form S-1, filed on April 15, 2022)
10.11	Securities Purchase and Loan Repayment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated April 15, 2023 (as filed as Exhibit 10.18 to the Company’s Form S-1, filed on April 15, 2022)
10.12	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
10.13	Form of Registration Rights Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
10.14	Form of Warrant Amendment (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.15	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.16	Form of Registration Rights Agreement (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.17	Form of Credit Agreement (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
10.18	Form of Fixed Lien Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
10.19	Form of Inducement Letter (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2024)
10.20	Form of New Warrant (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 6, 2024)
10.21	Form of Placement Agent Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed in on June 6, 2024)
10.22	Form of Inducement Letter (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed in on July 2, 2024)
10.23	Form of New Warrant (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed in on July 2, 2024)
10.24	Form of Placement Agent Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed in on July 2, 2024)
10.25	At the Market Offering Agreement by and between H.C. Wainwright & Co., LLC dated September 25, 2024 (as field as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 25, 2024)
21.1	Subsidiaries of the Registrant (as filed as Exhibit 21.1 to the Company’s Form S-1, filed on April 15, 2023)
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.) a member firm of PricewaterhouseCoopers International Limited, independent registered accounting firm for the Company
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350
97.1	Actelis Networks, Inc. Executive Officer Clawback Policy (as filed as Exhibit 97.1 to the Company’s Form 10-K, filed on March 26, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTELIS NETWORKS, INC.

/s/ Tuvia Barlev	Date: March 24, 2025
Tuvia Barlev
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tuvia Barlev	Chief Executive Officer, Secretary and	March 24, 2025
Tuvia Barlev	Chairman of the Board (Principal Executive Officer)

/s/ Yoav Efron	Chief Financial Officer and Deputy Chief Executive Officer	March 24, 2025
Yoav Efron	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julie Kunstler	Director	March 24, 2025
Julie Kunstler

/s/ Israel Niv	Director	March 24, 2025
Israel Niv

/s/ Gideon Marks	Director	March 24, 2025
Gideon Marks

/s/ Niel Ransom	Director	March 24, 2025
Niel Ransom