Form 10-Q
period 2025-03-31
ACTELIS NETWORKS INC
filed 2025-05-13
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 12, 2025, 9,028,847 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2025

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2025

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands except for share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
CURRENT ASSETS:
Cash and cash equivalents	1,122	1,967
Restricted cash equivalents	302	300
Trade receivables, net of allowance for credit losses of $168 as of March 31, 2025, and December 31, 2024.	1,234	1,616
Inventories	2,508	2,436
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 as of March 31, 2025, and December 31, 2024.	681	584
TOTAL CURRENT ASSETS	5,847	6,903

NON-CURRENT ASSETS:
Property and equipment, net	35	38
Prepaid expenses and other	538	492
Restricted bank deposits	91	91
Severance pay fund	201	205
Operating lease right of use assets	310	410
Long-term deposits	85	86
TOTAL NON-CURRENT ASSETS	1,260	1,322

TOTAL ASSETS	7,107	8,225

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands)

	March 31, 2025	December 31, 2024
Liabilities, Mezzanine Equity and shareholders’ equity
CURRENT LIABILITIES:
Credit line	444	774
Short-term loans	75	-
Trade payables	903	982
Deferred revenues	281	246
Employee and employee-related obligations	738	688
Accrued royalties	520	673
Current maturities of operating lease liabilities	298	415
Other current liabilities	481	805
TOTAL CURRENT LIABILITIES	3,740	4,583

NON-CURRENT LIABILITIES:
Long-term loan	150	150
Deferred revenues	69	92
Accrued severance	226	229
Other long-term liabilities	116	186
TOTAL NON-CURRENT LIABILITIES	561	657
TOTAL LIABILITIES	4,301	5,240

COMMITMENTS AND CONTINGENCIES (Note 5)

MEZZANINE EQUITY
Redeemable convertible preferred stock - $0.0001 par value, 10,000,000 authorized as of March 31, 2025 and December 31, 2024. None issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-

WARRANTS TO PLACEMENT AGENT	228	228

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized: 9,019,758 and 7,623,159 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of March 31, 2025, and December 31, 2024, None issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-
Additional paid-in capital	48,499	46,818
Accumulated deficit	(45,922)	(44,062)
TOTAL SHAREHOLDERS’ EQUITY	2,578	2,757

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	7,107	8,225

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands)

	Three months ended March 31,
	2025	2024

REVENUES	721	726
COST OF REVENUES	470	506
GROSS PROFIT	251	220

OPERATING EXPENSES:
Research and development expenses	681	647
Sales and marketing expenses	666	627
General and administrative expenses	716	817
TOTAL OPERATING EXPENSES	2,063	2,091

OPERATING LOSS	(1,812)	(1,871)
Interest expense	(34)	(207)
Other Financial income (expense), net	(14)	92
NET COMPREHENSIVE LOSS FOR THE PERIOD	(1,860)	(1,986)

Net loss per share attributable to common shareholders – basic and diluted	$(0.22)	$(0.50)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	8,520,110	3,978,828

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional			Total
Three months ended	Amount	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF JANUARY 1, 2024	-	159	3,007,745	1	-	-	39,916		(39,688)	229
Share based compensation	-	-	-	-	-	-	89		-	89
Vesting of RSUs	-	-	2,499	*	-	-	(*	)	-	-
Net comprehensive loss for the period	-	-	-	-	-	-	-		(1,986)	(1,986)
BALANCE AS OF MARCH 31, 2024	-	159	3,010,244	1	-	-	40,005		(41,674)	(1,668)

BALANCE AS OF JANUARY 1, 2025	-	228	7,623,159	1	-	-	46,818		(44,062)	2,757
Share based compensation	-	-	-	-	-	-	79		-	79
Vesting of RSUs	-	-	1,665	*	-	-	(*)		-	-
Issuance of common stock, net of offering costs	-	-	1,394,934	*	-	-	1,580			1,580
Warrants to lender	-	-	-	-	-	-	22		-	22
Net comprehensive loss for the period	-	-	-	-	-	-	-		(1,860)	(1,860)
BALANCE AS OF March 31, 2025	-	228	9,019,758	1	-	-	48,499		(45,922)	2,578

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2025	2024
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,860)	(1,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	4
Inventories write-downs	5	-
Financial expenses (income)	15	(131)
Share-based compensation	79	89
Financial income from short and long term bank deposit	-	(1)
Changes in operating assets and liabilities:
Trade receivables	382	131
Net change in operating lease assets and liabilities	(22)	6
Inventories	(76)	(83)
Prepaid expenses and other current assets	(94)	91
Trade payables	(128)	490
Deferred revenues	11	(87)
Advances from reseller	-	1,143
Other current liabilities	(488)	131
Other long-term liabilities	(4)	-
Net cash used in operating activities	(2,174)	(203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1	-
Purchase of property and equipment	-	(1)
Net cash provided by (used in) investing activities	1	(1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock	1,750	-
Offering cost from issuance of common stock	(170)	-
Credit lines with bank, net	(324)	574
Proceeds from short term loans	75	-
Early repayment of long term loan	-	(545)
Repayment of long-term loan	-	(193)
Net cash provided by (used in) financing activities	1,331	(164)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(1)	(2)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(843)	(370)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,267	5,515
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	1,424	5,145

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	March 31
	2025	2024
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	1,122	1,211
Restricted cash equivalents, current	302	1,392
Restricted cash and cash equivalents, non-current	-	2,542
Total cash, cash equivalents and restricted cash	1,424	5,145

	Three months ended March 31,
	2025	2024
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	167	273

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Warrant to lender	22	-
Other non-current assets	50	-

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations. Net loss was $ 1,860 and $1,986 for the Three months ended March 31, 2025, and March 31, 2024, respectively. During the Three months ended March 31, 2025, and March 31, 2024, the Company had negative cash flows from operations of $ 2,174 and $203, respectively. As of March 31, 2025, the Company’s accumulated deficit was $ 46 million. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $1.4 million and long-term restricted bank deposits of $91 and long term deposit of $85 as of March 31, 2025. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL: (continued):

c.	On October 7, 2023, Hamas terrorists initiated a series of terror attacks targeting both civilian and military sites in Southern and Central Israel, prompting a response from the Israel Defense Forces. Additionally, Hezbollah and the Houthi movement launched attacks on military and civilian locations in Israel, leading to further Israeli responses, including intensified air and ground operations in Lebanon. The Houthi movement also targeted international shipping lanes in the Red Sea. On April 14, 2024, and again on October 1, 2024, Iran carried out drone and missile strikes against Israel, to which Israel responded.

The conflicts in both Lebanon as well as Gaza are in a state of cease fire under accords signed between the parties. Recently, the accord has been broken. However, the duration and intensity of the ongoing conflicts in Gaza, Northern Israel, Lebanon, and the broader region remain uncertain. As of the signing date, our operations and financial results have not been significantly impacted, though, as of May 13, 2025, two of our employees has been called to reserve duty in the Israel Defense Forces from time to time, which has not been materially affecting our operation.

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

d.

On August 25, 2023, the Company received a notification letter from the Nasdaq Staff indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to the company’s failure to meet the Minimum Shareholders’ Equity Requirement  or any alternatives to such requirement. In order to maintain listing on the Nasdaq Capital Market, the company has submitted a plan of compliance addressing how we intended to regain compliance.

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

Additionally, on May 20, 2024, Nasdaq notified the Company that it was not in compliance with the minimum bid price requirements under Nasdaq Listing Rule 5550(a)(2), which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share. On June 20, 2024, the Company received a letter from Nasdaq stating that, for 10 consecutive business days from June 5, 2024, to June 28, 2024, the closing bid price of its common stock had been at or above $1.00 per share. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), and Nasdaq considers the prior bid price deficiency matter closed.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL: (continued):

e.

Recent changes in international trade policies and tariffs have significantly impacted imports and exports, leading to increased costs and disrupted supply chains. Geopolitical tensions and trade disputes can make our products more expensive for customers, reducing demand and attractiveness. The U.S. has recently implemented new tariffs, prompting other countries to impose or consider retaliatory tariffs. This uncertainty in trade policies, taxes, and regulations could negatively affect our business and operating results.

Our products, manufactured in Israel and Taiwan, are imported to the U.S., and tariffs could increase the cost of inputs, equipment, materials, and components. These increased costs may lead to higher product prices, reducing demand and adversely impacting our revenue and financial results.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results that could be expected for the 2025 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

b.	Use of estimates in preparation of financial statements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to fair values of financial instruments, inventory write-offs, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

d.	Fair value of financial instruments

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

The Company measured the fair value of the warrants liability it issued based on Level 3 inputs, and the warrants liability amounted to $ 0 as March 31, 2025 and December 31, 2024.

As of March 31, 2025, and December 31, 2024, the fair values of the Company’s cash and cash equivalents, restricted cash equivalents, trade receivables, trade payables, long-term loan, short term loans, restricted bank deposits, Severance pay fund and other current assets approximated the carrying values presented in the Company’s condensed consolidated balance sheets because of their nature.

e.	Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash equivalents, and trade receivables. Cash and cash equivalents and restricted cash equivalents are placed with banks and financial institutions in the United States and Israel.

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

The Company estimates CECL (Current Expected Credit Losses) on trade receivables at inception for estimated losses resulting from the inability of the Company’s customers to make required payments, based on estimated current expected credit losses. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering historical information, current market conditions and reasonable and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

The Company has customers balances representing 10% or more of Trade receivables as follows:

1)	Customer A represented 49% and 39 % of the Company Trade receivables balance as of March 31, 2025, and December 31, 2024, respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

f.	New Accounting Pronouncements

 Accounting Pronouncements effective in future periods

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 3 – INVENTORIES:

	March 31, 2025	December 31, 2024
Raw materials	1,577	1,521
Finished goods	931	915
	2,508	2,436

Inventory write-downs amounted to $ 5 and $ 0 during the three months ended March 31, 2025, and March 31, 2024, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan matures in June, 2050 and bears interest of 3.75% per annum, payable monthly commencing on January 1, 2023, unless forgiven per program regulations. As of March 31, 2025, the total loan balance outstanding was $150.

b.	In February 2024, the Company performed a partial early repayment of Migdalor Loan in the amount of 2 million NIS (approximately $550). During April and May 2024, the Company made an additional partial early repayment of Migdalor loan in the amount of 10.9 million NIS (approximately $2,933). In May 2024, the Company signed an amendment to the agreement with Migdalor, pursuant to which the remaining $470 of the one-time interest payment which was originally due in January 2024 to Migdalor will be paid in 12 equal monthly payments bearing 9.6% interest from February 2024 till February 2025.

In addition, the Company is obligated to issue Migdalor warrants to acquire common stock for up to $150 subject to the terms of amendment.

In July 2024, the company repaid the remaining loan balance to Migdalor, totaling 1.16 million ILS (approximately 0.3$ million )

As of March 31, 2025, the total outstanding of the one-time interest payment was approximately $ 54 thousand.

c.	As of March 31, 2025, the Subsidiary used $0.4 million of the credit line entered into on January 15, 2024.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after March 31, 2025, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

In October 2024, the company entered into a payment plan with the Israel Innovation Authority (“IIA”) to settle the outstanding amount as of the previous year. According to the agreement, the IIA agreed to offset a delayed payment of approximately $50 from the total outstanding amount. The company committed to making an immediate payment of $190 and to spread the remaining balance over two years, with quarterly installments of approximately $106 starting from October 2024. The outstanding debt will continue to accrue interest and linkage differences in accordance with legal requirements until fully settled. Additionally, the company is required to report and pay ongoing royalties starting from the first half of 2024.

During the three months ended March 31, 2025, and December 31, 2024, the company repaid $ 236 and $ 400 respectively.

As of March 31, 2025, the Company had received approximately $ 14,300 (approximately $15,830 including interest) and repaid approximately $10,857 in such grants.

As of March 31, 2025, and December 31, 2024, the Company had a liability to pay royalties in the amount of approximately $624 thousands and $839 thousands respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	As of March 31, 2025 total of 10,690 common stock are held by the company as treasury shares.

b.	Total outstanding warrants as of March 31, 2025, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	66,127	$4.625	3.9
Warrants December 2023	1,360,170	$1.18 - $1.47	4.5
Warrants June 2024	1,069,647	$2 - $3.43	5.0
Warrants July 2024	2,069,317	$2.5 - $1.75	1.75
Other	36,942	$10.27 - $50	1.50 - 2.4
Outstanding as of March 31, 2025	4,602,203

c.	At the Market Offering Agreement:

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

During the first quarter of 2025, the company issued and sold 1,394,934 shares of common stock for gross proceeds of approximately $ 1,750 thousand. Total cost related to the offering is approximately $ 170.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

d.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2025	62,678	4.38	3.4
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,248)	5.21	-

Outstanding – March 31, 2025	61,430	4.36	2.85
Exercisable – March 31, 2025	58,618	3.73	2.62

The majority of the Share-based compensation expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of March 31, 2025, the unrecognized compensation costs related to those unvested stock options are $11, which are expected to be recognized over a weighted-average period of 1 years.

2)	A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	March 31, 2025
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	36,254	12.38
Granted during the period	-	-
Vested during the period	(1,665)	5.28
Forfeited during the period	-	-
Outstanding as of March 31, 2025	34,589	12.72

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of March 31, 2025, the unrecognized compensation cost related to unvested RSUs totaled to approximately $ 331 and is expected to be expensed over a weighted-average recognition period of approximately 1.7 years.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 7 – BASIC AND DILUTED LOSS PER SHARE:

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

Diluted loss per share excludes 4,602,203 shares underlying outstanding warrants, 61,430 shares underlying outstanding options, and 34,589 shares underlying outstanding RSUs for the three months ended March 31, 2025, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 2,462,759 shares underlying outstanding warrants, 87,041 shares underlying outstanding options, and 68,648 shares underlying outstanding RSUs for the three months ended March 31, 2024, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended March 31,
	2025	2024
Numerator:

Net loss	$(1,860)	$(1,986)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	8,520,110	3,008,641

Pre-Funded warrants to purchase common shares	-	970,187

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	8,520,110	3,978,828
Net loss per share attributable to common shareholders – basic and diluted	$(0.22)	$(0.50)

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended March 31,
	2025	2024
North America	477	$389
Europe, the Middle East and Africa	230	335
Asia Pacific	14	2
	$721	$726

b.	Revenues from contract liability:

	Three months ended, March 31, 2025	Three months ended, March 31, 2024
Opening balance	339	460
Revenue recognized that was included in the contract liability balance at the beginning of the year	(68)	(242)
Additions	79	155
Ending balance	350	373

As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation is $ 350, and the Company will recognize this revenue over the next 12-18 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months Ended March 31, 2025
	%	Revenues
	U.S. dollars in thousands
Customer A	19%	136

	Three months Ended March 31, 2024
	%	Revenues
	U.S. dollars in thousands
Customer A	5%	35

The majority of the Company’s revenues are recognized at a point in time.

NOTE 9 - SUBSEQUENT EVENT:

On May 12, 2025, Nasdaq notified the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), which requires common stock to maintain a minimum bid price of $1.00 per share. The notification letter has no immediate effect on the listing or trading of the common stock on Nasdaq and the common stock will continue to trade on Nasdaq under the symbol “ASNS”.

The Notification Letter provides that the Company has 180 calendar days, or until November 10, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Actelis Networks Inc.’s (the “Company”, “we”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 24, 2025, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 24, 2025 (referred to herein as the “Annual Report”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Annual Report, as updated in Part II, Item 1A below, and the Special Note Regarding Forward Looking Statements above.

Results of Operations

	Three months ended March 31
	2025	2024
	(dollars in thousands)
Revenues	$721	$726
Cost of revenues	470	506
Gross profit	251	220
Research and development expenses, net	681	647
Sales and marketing, net	666	627
General and administrative, net	716	817
Operating loss	(1,812)	(1,871)
Interest expenses	(34)	(207)
Other Financial income (expenses), net	(14)	92
Net Comprehensive Loss for the period	$(1,860)	(1,986)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Our revenues for the three months ended March 31, 2025 amounted to $721,000 compared to $726,000 for the three months ended March 31, 2024. The slight decrease was primarily due to a 31% decline in revenues from the Europe, Middle East, and Africa (EMEA) region. This was partially offset by a 23% increase in revenues from North America and growth in market size within the Asia-Pacific region.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2025, amounted to $470,000 compared to approximately $506,000 for the three months ended March 31, 2024. The decrease from the corresponding period was primarily attributable to the change in regional mix of revenue of an increase in North America revenues, which are more profitable, and a decrease in Europe, Middle East and Africa revenues which are less profitable.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2025 amounted to $681,000 compared to $647,000 for the three months ended March 31, 2024. The increase was primarily driven by a rise in the utilization of professional services.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2025 amounted to $666,000 compared to $627,000 for the three months ended March 31, 2024. The increase was primarily by engaging consultants in the different regions.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025 amounted to $716,000 compared to $817,000 for the three months ended March 31, 2024. The decrease was mainly due to cost reduction measures taken.

Operating Loss

Our operating loss for the three months ended March 31, 2025, was approximately $1.81 million, compared to an operating loss of approximately $1.87 million for the three months ended March 31, 2024. The decrease was mainly attributable to improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses.

Other Financial expenses, net and interest expenses

Our financial expense, net for the three months ended March 31, 2025, was $ 48,000 (including $34,000 interest expenses) compared to $115,000 (including $207,000 interest expenses) for the three months ended March 31, 2024. The decrease is mainly due to repayment of loan, reducing interest expense and other bank related charges ultimately reducing overall financial expenses.

Net Loss

Our net loss for the three months ended March 31, 2025 was approximately $1.9 million, compared to net loss of approximately $2.0 million for the three months ended March 31, 2024. This decrease was primarily attributable to the improved gross margin due to regional revenue mix, and cost reduction measures taken, reducing operating expenses, partially offset by financial income in the prior year not repeating itself.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended March 31, 2025	Three months Ended March 31, 2024
Revenues	$721	$726
GAAP net loss	(1,860)	(1,986)
Interest Expense	$34	$207
Other financial (income) expenses, net	14	(92)
Tax Expense	32	17
Fixed asset depreciation expense	6	4
Stock based compensation	79	89
Research and development, capitalization	-	-
Other one time costs and expenses	-	(26)
Non-GAAP Adjusted EBITDA	(1,695)	$(1,787)
GAAP net loss margin	(257.97)%	(273.55)%
Adjusted EBITDA margin	(235.09)%	(246.14)%

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

(U.S. dollars in thousands)	Three months Ended March 31, 2025	Three months Ended March 31, 2024
Revenues	$721	$726
Non-GAAP Adjusted EBITDA	(1,695)	(1,787)
as a percentage of revenues	(235.09)%	(246.14)%

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

In March 2025, we increased the at-the-market equity program by an additional $1.3 million. As of March 31, 2025, we have sold 2,989,784 shares of our common stock and received approximately $3.7 million in net proceeds under the ATM, and we had approximately $0.9 million available for future offerings under the prospectus filed with respect to the ATM.

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $1.86 million and approximately $2.0 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, we had negative cash flows from operations of $2,174,000 and $203,000, respectively.

As of March 31, 2025, we had an accumulated deficit of $46 million, cash on hand (including short term deposits and restricted cash equivalents) of $1.4 million, and long-term restricted cash and cash equivalents and restricted bank deposits of $ 176,000. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(2,175)	$(205)
Net cash provided by (used in) investing activities	1	(1)
Net cash provided by (used in) financing activities	1,331	(164)
Net change in cash	$(843)	$(370)

As of March 31, 2025, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $1.4 million compared to approximately $2.3 million of cash, cash equivalents and restricted cash as of December 31, 2024.

Cash used in operating activities amounted to $2,175,000 for the three months ended March 31, 2025, compared to approximately $205,000 for the three months ended March 31, 2024. The increase in cash outflows in operating activities was mainly due to an advance payment/ cash inflow received from a customer of approx. $1,143,000 in first quarter of 2024, which contributed to higher cash balance during that period.

Net cash received in investing activities was $ 1000 for the three months ended March 31, 2025, compared to cash used in investing activities of $(1,000) for the three months ended March 31, 2024.

Net cash received in financing activities was $ 1,331,000 for the three months ended March 31, 2025, compared to Net cash used in financing activities ($164,000) for the three months ended March 31, 2024. The increase was primarily driven by proceeds from the sale of common stock through an at-the-market (ATM) offering.

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

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the Financial Accounting Standards Board (“FASB”).

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q and our annual financial statements for the year ended December 31, 2024, including the footnotes, for a description of our significant accounting policies. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of March 31, 2025, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective as of the period covered by this Quarterly Report on Form 10-Q.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 24, 2025.

Conditions in the Middle East and in Israel, where our research and development, manufacturing, sales and administration facilities are located, may harm our operations.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. On January 19, 2025, a temporary ceasefire went into effect. On March 18, 2025 the ceasefire ended with the resumption of the war between Israel and Hamas.

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

As of the date of this Quarterly Report on Form 10-Q, we have not been impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we currently have 38 full-time employees, with 33 employees located in Israel and 5 employee located outside of Israel.

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

In addition, on May 12, 2025, Nasdaq notified us (the “Notification Letter”) that we were not in compliance with the minimum bid set forth in Nasdaq Listing Rule 5550(a)(2), which requires our common stock to maintain a minimum bid price of $1.00 per share.  The Notification Letter has no immediate effect on the listing or trading of our common stock on Nasdaq and, at this time, the common stock will continue to trade on Nasdaq under the symbol “ASNS”.

The Notification Letter provides that we have 180 calendar days, or until November 10, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by November 10, 2025, an additional 180 days may be granted to regain compliance, so long as we meet certain listing criteria. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have the opportunity to appeal the delisting determination to a Hearings Panel.

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

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our business and operating results.

Changes to international trade policies and tariffs affecting imports and exports have recently been announced. Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for, or attractiveness of, such products or could result in our need to increase customer pricing. As a result, any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect business and operating results

Recently, the U.S. has announced its intent to implement a range of new tariffs and increases to existing import tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain imports to those countries from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

We manufacture our products in Israel and Taiwan. Procurement of raw material is done directly to these countries. Our products are then imported to the United States from our manufacturing locations in Israel and Taiwan. The tariffs could affect inputs to our products, as well as equipment, materials, or components that we import into the United States, which could significantly impact the cost of these items.

The above and other potential tariffs and trade restrictions may cause the cost of our products, and as a result, prices of our products, to increase, which could reduce demand for such products, and adversely impact our revenue and financial results.

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

Actelis Networks, Inc.

Date: May 13, 2025	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)