Form 10-Q
period 2025-06-30
ACTELIS NETWORKS INC
filed 2025-08-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 12, 2025, 11,292,114 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding, including treasury shares.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to regain and maintain compliance with continued listing requirements of the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situation in Israel on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran;

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2025

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2025

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( U. S. dollars in thousands except for share and per share amounts)

(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets
CURRENT ASSETS:
Cash and cash equivalents	393	1,967
Restricted cash equivalents	302	300
Restricted bank deposits	71	-
Trade receivables, net of allowance for credit losses of $168 as of June 30, 2025, and December 31, 2024.	943	1,616
Inventories	2,519	2,436
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 as of June 30, 2025, and December 31, 2024.	600	584
TOTAL CURRENT ASSETS	4,828	6,903

NON-CURRENT ASSETS:
Property and equipment, net	33	38
Prepaid expenses and other	534	492
Restricted bank deposits	30	91
Severance pay fund	223	205
Operating lease right of use assets	241	410
Long-term deposits	93	86
TOTAL NON-CURRENT ASSETS	1,154	1,322

TOTAL ASSETS	5,982	8,225

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

(U. S. dollars in thousands)

	June 30, 2025	December 31, 2024
Liabilities, Mezzanine Equity and shareholders’ equity
CURRENT LIABILITIES:
Credit line	236	774
Short-term loan	305	-
Trade payables	1,020	982
Deferred revenues	325	246
Employee and employee-related obligations	858	688
Accrued royalties	731	673
Current maturities of operating lease liabilities	229	415
Other current liabilities	535	805
TOTAL CURRENT LIABILITIES	4,239	4,583

NON-CURRENT LIABILITIES:
Long-term loan	150	150
Deferred revenues	74	92
Accrued severance	250	229
Other long-term liabilities	17	186
TOTAL NON-CURRENT LIABILITIES	491	657
TOTAL LIABILITIES	4,730	5,240

COMMITMENTS AND CONTINGENCIES (Note 5)

MEZZANINE EQUITY
Redeemable convertible preferred stock - $0.0001 par value, 10,000,000 authorized as of June 30, 2025 and December 31, 2024. None issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-

WARRANTS TO PLACEMENT AGENT	228	228

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized: 9,540,221 and 7,623,159 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of June 30, 2025, and December 31, 2024, None issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-
Additional paid-in capital	48,846	46,818
Accumulated deficit	(47,823)	(44,062)
TOTAL SHAREHOLDERS’ EQUITY	1,024	2,757

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	5,982	8,225

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024

REVENUES	1,662	4,157	941	3,431
COST OF REVENUES	1,106	1,994	636	1,488
GROSS PROFIT	556	2,163	305	1,943

OPERATING EXPENSES:
Research and development expenses	1,356	1,250	675	603
Sales and marketing expenses	1,366	1,274	700	647
General and administrative expenses	1,419	1,607	703	790
Other income	-	(163)	-	(163)
TOTAL OPERATING EXPENSES	4,141	3,968	2,078	1,877

OPERATING INCOME (LOSS)	(3,585)	(1,805)	(1,773)	66
Interest expense	(56)	(344)	(22)	(137)
Other Financial income (expense), net	(120)	85	(106)	(7)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(3,761)	(2,064)	(1,901)	(78)

Net loss per share attributable to common shareholders – basic and diluted	(0.43)	(0.51)	(0.21)	(0.01)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	8,837,441	4,000,994	9,144,125	4,257,674

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional			Total
Six months ended	Amount	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF JANUARY 1, 2024	-	159	3,007,745	1	-	-	39,916		(39,688)	229
Share based compensation	-	-	-	-	-	-	179		-	179
Exercise of options into common stock			21,225	*			32		-	32
Vesting of RSUs	-	-	18,495	*	-	-	(*	)	-	-
Warrant inducement agreement, net of offering costs	-	42	999,670	*	-	-	2,560		-	2,560
Exercise of Pre funded warrants into common stock	-	-	970,187	*	-	-	-		-	*
Net comprehensive loss for the period	-	-	-	-	-	-	-		(2,064)	(2,064)
BALANCE AS OF JUNE 30, 2024	-	201	5,017,322	1	-	-	42,687		(41,752)	936

BALANCE AS OF JANUARY 1, 2025	-	228	7,623,159	1	-	-	46,818		(44,062)	2,757
Share based compensation	-	-	-	-	-	-	129		-	129
Vesting of RSUs	-	-	15,763	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs	-	-	1,901,299	*	-	-	1,877			1,877
Warrants to lender	-	-	-	-	-	-	22		-	22
Net comprehensive loss for the period	-	-	-	-	-	-	-		(3,761)	(3,761)
BALANCE AS OF June 30, 2025	-	228	9,540,221	1	-	-	48,846		(47,823)	1,024

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Redeemable Convertible Preferred Stock	Warrants To Placement Agent	Common Stock		Non-voting Common Stock		Additional			Total shareholders’
Three Months Ended	Amount		Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	equity (capital deficiency)

BALANCE AS OF APRIL 1, 2024	-	159	3,010,244	1	-	-	40,005		(41,674)	(1,668)
Share based compensation	-	-	-	-	-	-	90		-	90
Vesting of RSUs	-	-	15,996	*	-	-	(*	)	-	-
Exercise of options into common stock	-	-	21,225	-	-	-	32		-	32
Exercise of Pre funded warrants into common stock	-	-	970,187	*	-	-	-		-	*
Warrant inducement agreement, net of offering costs	-	42	999,670	-	-	-	2,560		-	2,560
Net comprehensive loss for the period	-	-	-	-	-	-	-		(78)	(78)
BALANCE AS OF JUNE 30, 2024	-	201	5,017,322	1	-	-	42,687		(41,752)	936

BALANCE AS OF APRIL 1, 2025	-	228	9,019,758	1	-	-	48,499		(45,922)	2,578
Share based compensation	-	-	-	-	-	-	50		-	50
Vesting of RSUs	-	-	14,098	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs	-	-	506,365	*	-	-	297		-	297
Net comprehensive loss for the period	-	-	-	-	-	-	-		(1,901)	(1,901)
BALANCE AS OF June 30, 2025	-	228	9,540,221	1	-	-	48,846		(47,823)	1,024

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2025	2024
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(3,761)	(2,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	8
Inventories write-downs	92	25
Financial expenses (income)	106	(116)
Share-based compensation	129	179
Changes in operating assets and liabilities:
Trade receivables	673	(26)
Net change in operating lease assets and liabilities	(17)	1
Inventories	(150)	342
Prepaid expenses and other current assets	(57)	(150)
Trade payables	39	(347)
Deferred revenues	61	(209)
Other current liabilities	(343)	14
Other long-term liabilities	(2)	-
Net cash used in operating activities	(3,218)	(2,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1	198
Purchase of property and equipment	(5)	(1)
Net cash (used in)/provided by investing activities	(4)	197
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of options		32
Proceeds from issuance common stock	2,100	*
Offering cost from issuance of common stock	(223)	-
Credit lines with bank, net	(539)	1,045
Proceeds from Warrant inducement agreement	-	2,999
Underwriting commissions and other offering costs	-	(397)
Proceeds from short term loans	305	-
Early repayment of long term loan	-	(3,483)
Repayment of long-term loan	-	(193)
Net cash provided by financing activities	1,643	3
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	7	(10)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(1,572)	(2,153)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,267	5,515
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	695	3,362

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	June 30
	2025	2024
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	393	2,412
Restricted cash equivalents, current	302	790
Restricted cash and cash equivalents, non-current	-	160
Total cash, cash equivalents and restricted cash	695	3,362

	Six months ended June 30,
	2025	2024
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	190	326

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Warrant to lender	22	1,493
Other non-current assets	50	-

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations. Net loss was $3,761 and $2,064 for the six months ended June 30, 2025, and June 30, 2024, respectively. During the six months ended June 30, 2025, and June 30, 2024, the Company had negative cash flows from operations of $3,218 and $2,343, respectively. As of June 30, 2025, the Company’s accumulated deficit was $48 million. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $0.7 million, short term restricted bank deposits of $71 thousand, long-term restricted bank deposits of $30 thousand and long term deposit of $93 thousand as of June 30, 2025. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.	On October 7, 2023, Hamas terrorists initiated a series of terror attacks targeting both civilian and military sites in Southern and Central Israel, prompting a response from the Israel Defense Forces. Additionally, Hezbollah and the Houthi movement launched attacks on military and civilian locations in Israel, leading to further Israeli responses, including intensified air and ground operations in Lebanon. The Houthi movement also targeted international shipping lanes in the Red Sea. On April 14, 2024, and again on October 1, 2024, Iran carried out drone and missile strikes against Israel, to which Israel responded.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL: (continued):

Most recently, on June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missiles and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that cease fire will continue. However, the duration and intensity of the ongoing conflicts in Gaza, Northern Israel, Lebanon, Iran and the broader region remain uncertain. As of the signing date, our operations and financial results have not been significantly impacted, though, as of August 14, 2025, two of our employees have been called to reserve duty in the Israel Defense Forces from time to time, which has not been materially affecting our operation.

We do not anticipate any short-term material impact on our business performance due to the ongoing conflicts in the Gaza Strip, Lebanon, Iran and the security situation in Israel. However, as this is an unpredictable event, its continuation or resolution could influence our expectations. We are closely monitoring political and military developments and assessing their potential impact on our operations, financial performance, and overall business condition.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of results that could be expected for the 2025 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company measured the fair value of the warrants liability it issued based on Level 3 inputs, and the warrants liability amounted to $0 as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, and December 31, 2024, the fair values of the Company’s cash and cash equivalents, restricted cash equivalents, trade receivables, trade payables, long-term loan, short term loans, restricted bank deposits, Severance pay fund and other current assets approximated the carrying values presented in the Company’s condensed consolidated balance sheets because of their nature.

e.	Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash equivalents, restricted bank deposits, and trade receivables. Cash and cash equivalents and restricted cash equivalents are placed with banks and financial institutions in the United States and Israel.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued):

The Company estimates Current Expected Credit Losses (CECL) on trade receivables at inception for estimated losses resulting from the inability of the Company’s customers to make required payments, based on estimated current expected credit losses. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering historical information, current market conditions and reasonable and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

The Company has customers balances representing 10% or more of Trade receivables as follows:

1.	Customer A- 14% and 5% of the Company Trade receivables balance as of June 30, 2025 and December 31, 2024 respectively.

2.	Customer B- 11% and 6% of the Company Trade receivables balance as of June 30, 2025 and December 31, 2024 respectively.

3.	Customer C- 10% and 6% of the Company Trade receivables balance as of June 30, 2025 and December 31, 2024 respectively.

4.	Customer D- 1% and 39% of the Company Trade receivables balance as of June 30, 2025 and December 31, 2024 respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

f.	New Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, on a prospective basis, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 3 – INVENTORIES:

	June 30, 2025	December 31, 2024
Raw materials	1,580	1,521
Finished goods	939	915
	2,519	2,436

Inventory write-downs amounted to $92 and $25 during the six months ended June 30, 2025, and 2024, respectively and $87 and $25 during the three months ended June 30 2025 and 2024, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan matures in June 2050 and bears interest of 3.75% per annum, payable monthly commencing on January 1, 2023, unless forgiven per program regulations. As of June 30, 2025, the total loan balance outstanding was $150.

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

In July 2024, the company repaid the remaining loan balance to Migdalor, totaling 1.16 million ILS (approximately $0.3 million )

As of June 30, 2025, the total outstanding of the one-time interest payment was approximately $59.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after June 30, 2025, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

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

During the six and three months ended June 30, 2025 the company repaid $236 and $0 respectively.

As of June 30, 2025, the Company had received approximately $14,300 (approximately $15,830 including interest) and repaid approximately $10,857 in such grants.

As of June 30, 2025, and December 31, 2024, the Company had a liability to pay royalties in the amount of approximately $731 thousand and $839 thousand respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	As of June 30, 2025 total of 10,690 common stock are held by the company as treasury shares.

b.	Total outstanding warrants as of June 30, 2025, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	66,127	$4.625	3.6
Warrants December 2023	1,360,170	$1.18 - $1.47	4.2
Warrants June 2024	1,069,647	$2 - $3.43	4.7
Warrants July 2024	2,069,317	$2.5 - $1.75	1.45
Other	36,942	$10.27 - $50	1.20 - 2.1
Outstanding as of June 30, 2025	4,602,203

c.	At the Market Offering Agreement:

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

During the first quarter of 2025, the company issued and sold 1,394,934 shares of common stock for gross proceeds of approximately $1,750 thousand. Total cost related to the offering is approximately $170.

During the second quarter of 2025, the company issued and sold 506,365 shares of common stock for gross proceeds of approximately $350 thousand. Total cost related to the offering is approximately $53 thousand.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

d.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2025	62,678	4.38	3.4
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,248)	5.21	-

Outstanding – June 30, 2025	61,430	4.36	2.6
Exercisable – June 30, 2025	59,015	3.9	2.4

The majority of the share-based compensation expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of June 30, 2025, the unrecognized compensation costs related to those unvested stock options are $9, which are expected to be recognized over a weighted-average period of 6 months.

2)	A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	June 30, 2025
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	36,254	12.38
Granted during the period	-	-
Vested during the period	(15,763)	4.77
Forfeited during the period	-	-
Outstanding as of June 30, 2025	20,491	3.74

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of June 30, 2025, the unrecognized compensation cost related to unvested RSUs is approximately $42 which are expected to be recognized over a weighted-average period of 6 months.

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

Diluted loss per share excludes 4,602,203 shares underlying outstanding warrants, 61,430 shares underlying outstanding options, and 20,491 shares underlying outstanding RSUs for the three and six months ended June 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 3,532,406 shares underlying outstanding warrants, 65,102 shares underlying outstanding options, and 52,652 shares underlying outstanding RSUs for the three and six months ended June 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Numerator:

Net loss	$(3,761)	$(2,064)	$(1,901)	$(78)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	8,837,441	3,159,451	9,144,125	3,998,957

Pre-Funded warrants to purchase common shares	-	841,543	-	258,717

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	8,837,441	4,000,994	9,144,125	4,257,674
Net loss per share attributable to common shareholders – basic and diluted	(0.43)	(0.51)	(0.21)	(0.01)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
North America	$1,100	$3,463	$623	$3,075
Europe, the Middle East and Africa	434	667	204	332
Asia Pacific	128	27	114	25
	$1,662	$4,157	$941	$3,431

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

b.	Revenues from contract liability:

	Six months ended, June 30, 2025	Six months ended, June 30, 2024
Opening balance	339	460
Revenue recognized that was included in the contract liability balance at the beginning of the year	(117)	(364)
Additions	177	155
Ending balance	399	251

As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation is $399, and the Company will recognize this revenue over the next 12-18 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Six months ended June 30, 2025		Three months ended June 30, 2025
Customer A	-	-	-	-
Customer B	13%	$217	-	-
Customer C	8%	$128	12%	$114
Customer D	7%	$108	12%	$108
Customer E	6%	$104	11%	$103
Customer F	8%	$136	10%	$93

	Six months ended June 30, 2024		Three months ended June 30, 2024
Customer A	52%	$2,152	63%	$2,152
Customer B	1.2%	$47	1%	$32
Customer C	0.5%	$17	-	-
Customer D	0.2%	$8	-	-
Customer E	4%	$161	5%	$161
Customer F	-	-	-	-

The majority of the Company’s revenues are recognized at a point in time.

NOTE 9 – SUBSEQUENT EVENTS:

Private Placement

The Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which it completed a private placement offering on July 2, 2025, for gross proceeds of approximately $1.0 million. In connection with the offering, the Company issued 1,626,019 shares of common stock and accompanying warrants to purchase additional shares of common stock, subject to shareholder approval. H.C. Wainwright acted as Placement Agent and received fees totaling 7% of gross proceeds, plus $35,000 in expenses and warrants equal to 7% of shares sold, exercisable for five years after shareholder approval.

2025 Annual Shareholders Meeting

On August 12, 2025, the Company’s shareholders approved the Actelis 2025 Equity Incentive Plan, authorizing a new pool of 1.8 million plan shares. The plan is effective until 2035.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenues	1,662	$4,157	$941	$3,431
Cost of revenues	1,106	1,994	636	1,488
Gross profit	556	2,163	305	1,943
Research and development expenses, net	1,356	1,250	675	603
Sales and marketing, net	1,366	1,274	700	647
General and administrative, net	1,419	1,607	703	790
Other Income	-	(163)	-	(163)
Operating (loss) income	(3,585)	(1,805)	(1,773)	66
Interest expenses	(56)	(344)	(22)	(137)
Other Financial income (expenses), net	(120)	85	(106)	(7)
Net Comprehensive Loss for the period	(3,761)	$(2,064)	$(1,901)	(78)

Three and Six Months Ended June 30, 2025, Compared to Three and Six Months Ended June 30, 2024

Revenues

Our revenues for the three months ended June 30, 2025, amounted to $0.9 million, compared to approximately $3.4 million for the three months ended June 30, 2024. The decline is associated with a software and services renewal last year for 2 years which will be up for renewal in 2027, as well as a large deal to the City of Washington D.C. last year, while 2025’s revenues are more backend loaded.

Our revenues for the six months ended June 30, 2025, amounted to $1.7 million, compared to approximately $4.16 million for the six months ended June 30, 2024. The decline is associated with a software and services renewal last year for 2 years which will be up for renewal in 2027, as well as a large deal to the City of Washington D.C. last year, while 2025’s revenues are more backend loaded.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2025, amounted to $0.6 million, compared to approximately $1.5 million for the three months ended June 30, 2024. The decrease from the corresponding period was mainly attributable to fixed cost remaining constant and sales reduced.

Our cost of revenues for the six months ended June 30, 2025, amounted to $1.1 million, compared to approximately $2.0 million for the six months ended June 30, 2024. The decrease from the corresponding period was mainly attributable to fixed cost remaining constant and sales reduced.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2025, amounted to $0.7 million, compared to $0.6 million for the three months ended June 30, 2024. The increase was primarily driven by a rise in the utilization of professional services for our GL900 product line and exchange rate differences.

Our research and development expenses for the six months ended June 30, 2025, amounted to $1.4 million, compared to $1.25 million for the six months ended June 30, 2024. The increase was primarily driven by a rise in the utilization of professional services for our GL900 product line and exchange rate differences.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended June 30, 2025, amounted to $0.7 million, compared to $0.65 million for the three months ended June 30, 2024. The increase was primarily due to payroll expenses and engaging consultants to expand market reach in different countries in Europe and Asia.

Our sales and marketing expenses for the six months ended June 30, 2025, amounted to $1.4 million, compared to $1.3 million for the six months ended June 30, 2024. The increase was primarily due to payroll expenses and engaging consultants to expand market reach in different countries in Europe and Asia.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2025, amounted to $0.7 million, compared to $0.79 million for the three months ended June 30, 2024. The decrease was mainly due to cost reduction measures taken.

Our general and administrative expenses for the six months ended June 30, 2025, amounted to $1.4 million, compared to $1.6 million for the six months ended June 30, 2024. The decrease was mainly due to cost reduction measures taken.

Operating (Loss) Income

Our operating loss for the three months ended June 30, 2025, was $1.8 million, compared to an operating income of approximately $66,000 for the three months ended June 30, 2024. The increase is due to the decline in sales, while operating expenditure remained consistent. The effects of exchange rate fluctuations and increased vacation expenses have contributed to the increase in operating loss.

Our operating loss for the six months ended June 30, 2025, was $3.6 million, compared to an operating loss of approximately $1.8 million for the six months ended June 30, 2024. The increase is due to the decline in sales, while operating expenditure remained consistent. The effects of exchange rate fluctuations and increased vacation expenses have contributed to the increase in operating loss.

Other Financial Expenses, Net and Interest Expenses

Our financial expense, net for the three months ended June 30, 2025, was $128,000 (including $22,000 interest expenses) compared to financial expense, net of $144,000 (including $137,000 interest expenses) for the three months ended June 30, 2024. The exchange rate expense lead to an increase in financial expenses which is offset by a decrease in interest expense and other bank related charges mainly due to the repayment of loan.

Our financial expense, net for the six months ended June 30, 2025, was $176,000 (including $56,000 interest expenses) compared to financial expense, net of $259,000 (including $344,000 interest expenses) for the six months ended June 30, 2024. The exchange rate expense lead to an increase in financial expenses which is offset by a decrease in interest expense and other bank related charges mainly due to the repayment of loan.

Net Loss

Our net loss for the three months ended June 30, 2025 was $1.9 million, compared to net loss of approximately $78,000 for the three months ended June 30, 2024. The increase in net loss is due to lower sales, while operating expenditure remained consistent and exchange rate effect.

Our net loss for the six months ended June 30, 2025 was $3.8 million, compared to net loss of approximately $2.06 million for the six months ended June 30, 2024. The increase in net loss is due to lower sales, while operating expenditure remained consistent and exchange rate effect.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Six months Ended June 30, 2025	Six months Ended June 30, 2024	Three months Ended June 30, 2025	Three months Ended June 30, 2024
Revenues	$1,662	$4,157	$941	$3,431
GAAP net loss	(3,761)	(2,064)	(1,901)	(78)
Interest Expense	56	344	22	137
Other Financial expenses (income), net	120	(85)	106	7
Tax Expense	(29)	32	3	15
Fixed asset depreciation expense	12	8	6	3
Stock based compensation	129	179	50	90
Research and development, capitalization	-	0	-	-
Other one-time costs and expenses	-	(189)	-	(163)
Non-GAAP Adjusted EBITDA	(3,473)	(1,775)	(1,714)	11
GAAP net loss margin	(228.05)%	(49.65)%	(205.13)%	(2.27)%
Adjusted EBITDA margin	(208.98)%	(42.70)%	(182.17)%	0.03%

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

	For the six months ended June 30		For the three months ended June 30
(U.S. dollars in thousands)	2025	2024	2025	2024
Revenues	$1,662	$4,157	$941	$3,431

Non-GAAP Adjusted EBITDA	(3,473)	(1,776)	(1,714)	11

As a percentage of revenues	(208.98)%	(42.72)%	(182.17)%	0.03%

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

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $3.8 million and approximately $2.06    million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we had negative cash flows from operations of $3.2 million and $2.3 million, respectively.

As of June 30, 2025, we had an accumulated deficit of $48 million, cash on hand (including short term deposits and restricted cash equivalents) of $0.7 million, short term restricted bank deposits of $71,000, long-term restricted bank deposits of $30,000 and long term deposit of $93,000 as of June 30, 2025. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

July 2025 Private Placement

On June 30, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “July 2025 Private Placement” or the “Offering”) (a) 1,626,019 shares of Common Stock, (b) Series A-3 warrants to purchase up to 1,626,019 shares of Common Stock, and (c) Series A-4 Warrants to purchase up to 3,252,038 shares of Common Stock, for a purchase price of $0.615 per share and related Common Warrants, for a total aggregate gross proceeds of approximately $1 million. The July 2025 Private Placement closed on July 2, 2025.

The Series A-3 Warrants have an exercise price of $0.615 per share, are exercisable commencing on the effective date of shareholder approval (the “Shareholder Approval Date”) of the issuance of the shares issuable upon exercise of the Common Warrants (“Shareholder Approval”) and expire five years following the Shareholder Approval Date.

The Series A-4 Warrants have an exercise price of $0.615 per share, are exercisable commencing on the Shareholder Approval Date and expire eighteen months following the Shareholder Approval Date.

 Under the terms of the Common Warrants, the Investors may not exercise the warrants to the extent such exercise would cause the Investor, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% (or, at such Investor’s option upon issuance, 9.99%), of the Company’s then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon exercise of such warrants which have not been exercised.

H.C. Wainwright & Co., LLC acted as the Placement Agent for the issuance and sale of the Securities. The Company has agreed to pay up to an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering. The Company also agreed to pay the Placement Agent $35,000 for accountable expenses which include a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed to issue to the Placement Agent, or its designees, Placement Agent Warrants to purchase up to 7.0% of the aggregate number of the shares of Common Stock sold to the Investors (or warrants to purchase up to 113,821 shares of Common Stock) at an exercise price per share of $0.7688 which will be exercisable commencing on the Shareholder Approval Date and a have term of five years after the Shareholder Approval Date (the “July 2025 Placement Agent Warrants,” and collectively with the Common Warrants, the “July 2025 Warrants”).

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Six months ended June 30, 2025	Six months ended June 30, 2024
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(3,211)	$(2,343)
Net cash (used in)/provided by investing activities	(4)	197
Net cash provided by financing activities	1,643	3
Net change in cash	$(1,572)	$(2,149)

As of June 30, 2025, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $0.7 million compared to approximately $3.3 million of cash, cash equivalents and restricted cash as of June 30, 2024.

Cash used in operating activities amounted to $3.2 million for the six months ended June 30, 2025, compared to approximately $2.3 million for the six months ended June 30, 2024. The increase from the corresponding period was mainly due to lower sales.

Net cash used in investing activities was $4,000 for the six months ended June 30, 2025, compared to net cash provided by investing activities of $197,000 million for the six months ended June 30, 2024. The decrease from the corresponding period was mainly due to the absence of short-term bank deposits in six months ended June 2025 which had been present in the same period of 2024.

Net cash provided by financing activities was $1.6 million for the three months ended June 30, 2025, compared to Net cash provided by financing activities of $3,000 for the six months ended June 30, 2024. The increase from the corresponding period was mainly driven by proceeds from the sale of common stock through an at-the-market (ATM) offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of June 30, 2025, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our office where we conduct our research and development, operations, sales outside the Americas, and administration activities, is located in Israel. Many of our employees are residents of Israel. Most of our officers and directors are residents of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran.

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

The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several organizations and countries may restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

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

As of the date of this filing, we believe that we are not in compliance with the Minimum Shareholders’ Equity Requirement. We intend to enter into a financing transaction by September 30, 2025, with the goal of bringing us back to compliance with the Minimum Shareholders’ Equity Requirement. There is no assurance that we will be able to enter into such a financing transaction, or that such transaction would ensure that we will regain, or maintain, compliance the Minimum Shareholders’ Equity Requirement.

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

Our cryptocurrency strategy faces high risk and uncertainty in light of market volatility and an evolving regulatory landscape.

On August 6, 2025, we announced that our Board of Directors approved a new treasury management strategy that includes the strategic allocation of corporate funds to cryptocurrencies as part of the Company’s broader capital allocation framework. Our decision to allow investments in digital assets - including Bitcoin and other major cryptocurrencies-as a recent addition to our treasury management strategy, poses considerable risks that could materially harm our operating results and financial condition. The inherent volatility in cryptocurrency markets can lead to rapid and substantial fluctuations in the value of our digital asset holdings; such volatility may force us to liquidate positions at unfavorable prices, thereby significantly impairing our liquidity and overall financial stability.

Moreover, our cryptocurrency strategy is developing amid a continuously changing and uncertain regulatory environment. Evolving cryptocurrency regulations and varying interpretations and enforcement policies of existing laws in the United States and internationally may impose new compliance burdens, disrupt our planned operations, or necessitate significant modifications to our existing business practices. Any adverse regulatory action or delay in clarity could escalate our operational costs, materially harm the value of our digital asset holdings, restrict our flexibility in managing these assets, and damage our reputation with investors and counterparties.

Additionally, the unique audit, accounting, and internal control challenges associated with managing digital assets add further complexity. As current financial reporting standards may not fully capture the nuances of digital asset investments, future modifications to these standards could require us to amend in our accounting policies and internal controls. Our reliance on third-party custodial, trading and transaction platforms for the storage and processing of these assets also exposes us to increased cybersecurity threats, operational disruptions, and risks stemming from third-party service providers, each of which could result in significant financial inaccuracies, legal liabilities, or reputational damage. Relatedly, digital asset custodial accounts do not benefit from customary regulatory, insurance and safeguard regimes available to traditional brokerage and deposit accounts.

Given the nascent and rapidly evolving nature of digital asset markets, any unfavorable developments in market conditions, regulatory frameworks, or technological vulnerabilities could severely undermine our ability to execute our digital asset strategy effectively. Any significant adverse developments in the digital asset space may have a material negative impact on our long-term performance and strategic goals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

July 2025 Private Placement

On June 30, 2025, we entered into the Purchase Agreement with certain Investors, pursuant to which we agreed to issue and sell to the Investors in the July 2025 Private Placement (a) 1,626,019 shares of Common Stock, (b) Series A-3 warrants to purchase up to 1,626,019 shares of Common Stock, and (c) Series A-4 Warrants to purchase up to 3,252,038 shares of Common Stock, for a purchase price of $0.615 per share and related Common Warrants, for a total aggregate gross proceeds of approximately $1 million. The July 2025 Private Placement closed on July 2, 2025.

The shares of Common Stock and July 2025 Warrants (and the shares of Common Stock issuable upon exercise thereof), will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as were not involving a public offering and in reliance on similar exemptions under applicable state laws.

As part of the July 2025 Private Placement, we entered into a Registration Rights Agreement, dated June 30, 2025 (the “Registration Rights Agreement”), with the Investors, pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) to register for resale the shares of Common Stock sold in the Offering and the shares of Common Stock issuable upon exercise of the July 2025 Warrants. The Company agreed to file the Registration Statement within 15 calendar days after the date of the Registration Rights Agreement. The Registration Statement was filed on July 9, 2025 and was declared effective by the SEC on July 15, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Amended and Restated Bylaws of Actelis Networks, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Form of Series A-3 Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 3, 2025)
4.2	Form of Series A-4 Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on July 3, 2025)
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on July 3, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 3, 2025)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 3, 2025)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: August 14, 2025	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer and Deputy Chief Executive Officer (Principal Financial and Accounting Officer)