Form 10-Q
period 2025-09-30
ACTELIS NETWORKS INC
filed 2025-11-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 12, 2025, 17,477,860 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding, including treasury shares.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

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

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to regain and maintain compliance with continued listing requirements of the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situation in Israel on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran;

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2025

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2025

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( U. S. dollars in thousands except for share and per share amounts)

(UNAUDITED)

	Sep 30, 2025	December 31, 2024
Assets
CURRENT ASSETS:
Cash and cash equivalents	1,454	1,967
Restricted cash equivalents	304	300
Restricted bank deposits	73	-
Trade receivables, net of allowance for credit losses of $168 as of September 30, 2025, and December 31, 2024.	624	1,616
Inventories	2,675	2,436
Prepaid expenses and other current assets, net of allowance for doubtful debts of $181 as of September 30, 2025, and December 31, 2024.	791	584
TOTAL CURRENT ASSETS	5,921	6,903

NON-CURRENT ASSETS:
Property and equipment, net	32	38
Prepaid expenses and other	463	492
Restricted bank deposits	30	91
Severance pay fund	254	205
Operating lease right of use assets	137	410
Long-term deposits	95	86
TOTAL NON-CURRENT ASSETS	1,011	1,322

TOTAL ASSETS	6,932	8,225

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

(U. S. dollars in thousands)

	Sep 30, 2025	December 31, 2024
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Credit line	99	774
Short-term loan	405	-
Trade payables	724	982
Deferred revenues	230	246
Employee and employee-related obligations	697	688
Accrued royalties	660	673
Current maturities of operating lease liabilities	117	415
Other current liabilities	548	805
TOTAL CURRENT LIABILITIES	3,480	4,583

NON-CURRENT LIABILITIES:
Long-term loan	150	150
Deferred revenues	47	92
Accrued severance	281	229
Other long-term liabilities	9	186
TOTAL NON-CURRENT LIABILITIES	487	657
TOTAL LIABILITIES	3,967	5,240

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized: 17,467,350 and 7,623,159 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of September 30, 2025, and December 31, 2024, None issued and outstanding as of September 30, 2025 and December 31, 2024.	-	-
Additional paid-in capital	52,767	47,046
Accumulated deficit	(49,803)	(44,062)
TOTAL SHAREHOLDERS’ EQUITY	2,965	2,985

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	6,932	8,225

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024

REVENUES	2,305	6,698	643	2,541
COST OF REVENUES	1,566	2,792	460	798
GROSS PROFIT	739	3,906	183	1,743

OPERATING EXPENSES:
Research and development expenses	1,947	1,793	591	543
Sales and marketing expenses	2,155	2,001	789	727
General and administrative expenses	2,224	2,398	805	790
Other income	(73)	(163)	(73)	-
TOTAL OPERATING EXPENSES	6,253	6,029	2,112	2,060

OPERATING LOSS	(5,514)	(2,123)	(1,929)	(317)
Interest expense	(83)	(590)	(27)	(246)
Other Financial income (expense), net	(144)	138	(24)	52
NET COMPREHENSIVE LOSS FOR THE PERIOD	(5,741)	(2,575)	(1,980)	(511)

Net loss per share attributable to common shareholders – basic and diluted	(0.58)	$(0.59)	(0.17)	$(0.09)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	9,824,867	4,429,738	11,787,617	6,014,548

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional		Total
Nine months ended	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity

BALANCE AS OF JANUARY 1, 2024	3,007,745	1	-	-	40,075	(39,688)	388
Share based compensation	-	-	-	-	259	-	259
Vesting of RSUs	28,228	*	-	-	(*)	-	-
Issuance of common stock, net of offering costs	227,939	*	-	-	316	-	316
Exercise of options into common stock	21,225	*	-	-	32	-	32
Warrant to lender	-	-	-	-	61	-	61
Warrant inducement agreement, net of offering costs	999,670	*	-	-	1,978	-	1,978
Warrant inducement agreement, net of offering costs	999,670	*	-	-	2,602	-	2,602
Exercise of Pre funded warrants into common stock	970,187	*	-	-	-	-	*
Net comprehensive loss for the period	-	-	-	-	-	(2,575)	(2,575)
BALANCE AS OF SEPTEMBER 30, 2024	6,254,664	1	-	-	45,323	(42,263)	3,061

BALANCE AS OF JANUARY 1, 2025	7,623,159	1	-	-	47,046	(44,062)	2,985
Share based compensation	-	-	-	-	308	-	308
Vesting of RSUs	25,014	*	-	-	(*)	-	-
Issuance of common stock, net of offering costs (see note 6f)	3,051,195	*	-	-	2,375		2,375
Warrants to lender	-	-	-	-	22	-	22
Warrant inducement agreement, net of offering costs(see note 6c)	4,270,197	*			1,387		1,387
Issuance of common stock and warrants, net of offering costs(see note 6b)- July PIPE	1,626,019	*			839		839
Issuance of common stock and prefunded warrants, net of offering costs (see note 6d)- September PIPE	871,766	*			790		790
Net comprehensive loss for the period	-	-	-	-	-	(5,741)	(5,741)
BALANCE AS OF September 30, 2025	17,467,350	1	-	-	52,767	(49,803)	2,965

*	Represents an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional		Total shareholders’
Three Months Ended	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	equity (capital deficiency)

BALANCE AS OF JUNE 30, 2024	5,017,322	1	-	-	42,888	(41,752)	1,137
Share based compensation	-	-	-	-	80	-	80
Vesting of RSUs	9,733	*	-	-	(*)	-	-
Warrant to lender	-	-	-	-	61	-	61
Warrant inducement agreement, net of offering costs	999,670	*	-	-	1,978	-	1,978
Issuance of common stock, net of offering costs	227,939	-	-	-	316	-	316
Net comprehensive loss for the period	-	-	-	-	-	(511)	(511)
BALANCE AS OF SEPTEMBER 30, 2024	6,254,664	1	-	-	45,323	(42,263)	3,061

BALANCE AS OF JUNE 30, 2025	9,540,221	1	-	-	49,074	(47,823)	1,252
Share based compensation	-	-	-	-	179	-	179
Vesting of RSUs	9,251	*	-	-	(*)	-	-
Issuance of common stock, net of offering costs- ATM	1,149,896	*	-	-	498	-	498
Warrant inducement agreement, net of offering costs	4,270,197	*	-	-	1,387	-	1,387
Issuance of common stock, net of offering costs(see note 6b)- July PIPE	1,626,019	*	-	-	839	-	839
Issuance of common stock and prefunded warrants, net of offering costs (see note 6d)- September PIPE	871,766	*	-	-	790	-	790
Net comprehensive loss for the period	-	-	-	-	-	(1,980)	(1,980)
BALANCE AS OF September 30, 2025	17,467,350	1	-	-	52,767	(49,803)	2,965

*	Represents an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2025	2024
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(5,741)	(2,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	11
Inventories write-downs	140	39
Financial expenses (income)	149	(125)
Share-based compensation	308	259
Changes in operating assets and liabilities:
Trade receivables	992	(1,164)
Net change in operating lease assets and liabilities	(28)	12
Inventories	(379)	115
Prepaid expenses and other current assets	(178)	(140)
Trade payables	(258)	(875)
Deferred revenues	(61)	(23)
Other current liabilities	(589)	(350)
Other long-term liabilities	(6)	35
Net cash used in operating activities	(5,637)	(4,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposits	1	198
Purchase of property and equipment	(5)	(1)
Net cash (used in)/ provided by investing activities	(4)	197
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of options		32
Proceeds from issuance common stock - at the market offering (ATM)	2,637	-
Offering cost from issuance of common stock - at the market offering (ATM)	(262)	-
Proceeds from issuance of common stocks and warrants – July PIPE	1,000	316
Offering cost from issuance of common stock and warrants – July PIPE	(161)	*
Credit lines with bank, net	(675)	927
Proceeds from Warrant inducement agreement	1,580	5,248
Underwriting commissions and other offering costs	(193)	(668)
Proceeds from issuance of common stocks and pre funded warrants – September PIPE	850	-
Offering cost from issuance of common stocks and pre funded warrants – September PIPE	(60)	-
Proceeds from short term loans	705	-
Repayment of short term loans	(300)	-
Early repayment of long term loan	-	(4,038)
Repayment of long-term loan	-	(193)
Net cash provided by financing activities	5,121	1,624
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	11	(14)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(509)	(2,974)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,267	5,515
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	1,758	2,541

*	Represents an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	September 30
	2025	2024
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	1,454	2,241
Restricted cash equivalents, current	304	300
Total cash, cash equivalents and restricted cash	1,758	2,541

	Nine months ended September 30,
	2025	2024
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	217	576

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Warrant to lender	22	61
Issuance costs of the Warrant inducement agreement and Warrant to underwriters	2,918	2,651
Other non-current assets	50	-

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations. Net loss was $5,741 and $2,575 for the nine months ended September 30, 2025, and September 30, 2024, respectively. During the nine months ended September 30, 2025, and September 30, 2024, the Company had negative cash flows from operations of $5,637 and $4,781, respectively. As of September 30, 2025, the Company’s accumulated deficit was $50 million. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $1.8 million, short term restricted bank deposits of $73, long-term restricted bank deposits of $30 and long term deposit of $95 as of September 30, 2025. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.	On October 7, 2023, Hamas terrorists initiated a series of terror attacks targeting both civilian and military sites in Southern and Central Israel, prompting a response from the Israel Defense Forces. Additionally, Hezbollah and the Houthi movement launched attacks on military and civilian locations in Israel, leading to further Israeli responses, including intensified air and ground operations in Lebanon. The Houthi movement also targeted international shipping lanes in the Red Sea. On April 14, 2024, and again on October 1, 2024, Iran carried out drone and missile strikes against Israel, to which Israel responded.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL: (continued):

On June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missiles and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that cease fire will continue.

In addition, on October 9, 2025, Gaza Strip (Gaza), Israel, Hamas, United States and other regional parties agreed to a framework for a cease-fire in Gaza. However, the duration and intensity of the ongoing conflicts in Gaza, Northern Israel, Lebanon, Iran and the broader region remain uncertain. As of the signing date, our operations and financial results have not been significantly impacted, though, as of November 14, 2025, two of our employees have been called to reserve duty in the Israel Defense Forces from time to time, which has not been materially affecting our operation.

We do not anticipate any short-term material impact on our business performance due to the ongoing conflicts in the Gaza Strip, Lebanon, Iran and the security situation in Israel. However, as this is an unpredictable event, its continuation or resolution could influence our expectations. We are closely monitoring political and military developments and assessing their potential impact on our operations, financial performance, and overall business conditions.

The company was deemed eligible for a government grant from the State of Israel in connection with the Iran war. During Q3 2025, an advance payment of $73 was received and recorded as other income. This amount is non-repayable.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL: (continued):

On August 19, 2025, Nasdaq issued a written notice stating that, as of June 30, 2025, the Company was not in compliance with the Minimum Shareholders’ Equity Requirement. Additionally, under Nasdaq Listing Rule 5815(d)(4)(B), the Company remained subject to a mandatory hearing panel monitor through August 27, 2025. As a result, the Company’s securities were subject to delisting unless a timely hearing request was submitted to the Nasdaq Hearing Panel.

The Company held its hearing before the Panel on September 30, 2025, during which it presented a plan to demonstrate compliance with the Equity Rule and all other applicable listing criteria.

On October 28, 2025 The Panel granted the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an extension through December 5, 2025, to regain compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1). In order to evidence compliance with the bid price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive business days. The Company has scheduled a special meeting of shareholders for November 7, 2025, at which it will seek shareholder approval for the implementation of the Proposed Reverse Split in an effort to regain compliance with the bid price requirement by December 5, 2025.

The Company will remain subject to a one-year discretionary Panel Monitor through October 28, 2026. If during that period the Company fails to satisfy any of the criteria for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550, the Staff may not grant the Company additional time to regain compliance with respect to a deficiency nor will the Company be afforded a cure period under Nasdaq Listing Rule 5810(c)(3). Rather, Nasdaq will issue a delist determination, which the Company may address by requesting a new hearing before the Panel.

e.

Revision of Prior Period Financial Information for correction of immaterial misstatement.

The Company revised the classification of certain placement agent warrants, which had no intrinsic value at issuance, from mezzanine equity to equity. Stockholders’ Equity increased by 228 as of December 31, 2024. The revision has been reflected in the current and corresponding prior periods. This change resulted in an increase in shareholders’ equity and had no impact on total assets, total liabilities, or the Company’s results of operations. The adjustment was determined to be immaterial, and therefore no amendments to previously filed financial statements were required.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of results that could be expected for the 2025 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company measured the fair value of the warrants liability it issued based on Level 3 inputs, and the warrants liability amounted to $0 as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, and December 31, 2024, the fair values of the Company’s cash and cash equivalents, restricted cash equivalents, trade receivables, trade payables, long-term loan, short term loans, restricted bank deposits, Severance pay fund and other current assets approximated the carrying values presented in the Company’s condensed consolidated balance sheets because of their nature.

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

The Company has customers balances representing 10% or more of Trade receivables as follows:

1.	Customer A- 19% and 5% of the Company Trade receivables balance as of September 30, 2025 and December 31, 2024 respectively.

2.	Customer B- 14% and 6% of the Company Trade receivables balance as of September 30, 2025 and December 31, 2024 respectively.

3.	Customer C- 22% and 1% of the Company Trade receivables balance as of September 30, 2025 and December 31, 2024 respectively.

4.	Customer D- 0% and 39% of the Company Trade receivables balance as of September 30, 2025 and December 31, 2024 respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

f.	New Accounting Pronouncements

Accounting Pronouncements effective in future periods- not yet adopted

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for the Company for annual periods beginning after December 15, 2025. The Company will be implementing the new income tax disclosures retrospectively. The Company expects the adoption of this standard to result in expanded disclosures in its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments prospectively to new contracts or retrospectively with a cumulative-effect adjustment. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 3 – INVENTORIES:

	September 30, 2025	December 31, 2024
Raw materials	1,631	1,521
Finished goods	1,044	915
	2,675	2,436

Inventory write-downs amounted to $140 and $39 during the nine months ended September 30, 2025, and 2024, respectively and $48 and $14 during the three months ended September 30, 2025 and 2024, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan matures in June 2050 and bears interest of 3.75% per annum, payable monthly commencing on January 1, 2023, unless forgiven per program regulations. As of September 30, 2025, the total loan balance outstanding was $150.

b.	In February 2024, the Company performed a partial early repayment of Migdalor Loan in the amount of 2 million NIS (approximately $550). During April and May 2024, the Company made an additional partial early repayment of Migdalor loan in the amount of 10.9 million NIS (approximately $2,933). In May 2024, the Company signed an amendment to the agreement with Migdalor, pursuant to which the remaining $470 of the one-time interest payment which was originally due in January 2024 to Migdalor will be paid in 12 equal monthly payments bearing 9.6% interest from February 2024 till February 2025.

In addition, the Company is obligated to issue Migdalor warrants to acquire common stock for up to $150 subject to the terms of amendment.

In July 2024, the company repaid the remaining loan balance to Migdalor, totaling 1.16 million ILS (approximately $0.3 million )

As of September 30, 2025, the total outstanding of the one-time interest payment was approximately $61.

C.	On August 26, 2025, the Company entered into a USD 400,000 short-term loan agreement with Mizrahi Tefahot Bank Ltd., bearing variable interest at TERM SOFR + 7% (annual rate 11.2227%, effective cost 16.9781%), maturing on November 26, 2025 with a single payment of principal and interest.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. As of September 30, 2025, the Company had received approximately $14,373.

The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after September 30, 2025, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

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

During the nine and three months ended September 30, 2025 the company repaid $340 and $104 respectively.

As of September 30, 2025, the total royalty amount that may be payable by the company is approximately $14,373 ($15,903 including interest) and the Company repaid amounts of approximately $10,961.

As of September 30, 2025, and December 31, 2024, the Company had a liability to pay royalties in the amount of approximately $660 and $839 respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	As of September 30, 2025 total of 10,690 common stock are held by the company as treasury shares.

b.	Offering of common stocks and warrants July 2025:

In July 2025, the Company entered into Stock Purchase Agreement” (“the Offering”) with certain investors (the “Investors”), pursuant to which the company agreed to issue and sell shares and warrants to the Investors in a private placement, for a total aggregate gross proceeds of approximately $1 million. The July 2025 Private Placement closed on July 2, 2025:

1.	1,626,019 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”)

2.	warrants to purchase up to 1,626,019 shares of Common Stock (“Series A-3 Warrants”), at an exercise price of $0.615 per share. The Series A-3 warrants are exercisable commencing on the effective date of shareholder approval and expire five years following the Shareholder Approval Date.

3.	warrants to purchase up to 3,252,038 shares of Common Stock (“Series A-4 Warrants”), at an exercise price of $0.615 per share. The Series A-4 warrants are exercisable commencing on the effective date of shareholder approval and expire eighteen months following the Shareholder Approval Date.

On November 7, 2025, the Company held a special meeting of its shareholders where it obtained Shareholder Approval, resulting in the Shareholder Approval Date being such date.

Under the terms of the Common Warrants, the Investors may not exercise the warrants to the extent such exercise would cause the Investor, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% (or, at such Investor’s option upon issuance, 9.99%), of the Company’s then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon exercise of such warrants which have not been exercised.

The Company classified the issued Common Stock and Warrants as equity based on the guidance provided under ASC 815-40.

Offering Costs related to the Stock Purchase Agreement:

Upon the closing of the Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company paid in cash to the Underwriter a total amount fees totaling 7% of gross proceeds, plus $35,000 in expenses and issued to the Underwriter warrants equal to 7% of shares sold in the Offering, which are exercisable for five years after shareholder approval at the exercise price of 125% of the share price in the Offering ($0.7688).

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $38. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 73.6%, a risk-free rate of 3.71%, a contractual term of 5 years and a stock price at the issuance date of $0.5806. The issuance costs incurred by the company was approximately $199, which was recognized in equity.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

c.	Warrant inducement agreement September 2025:

In September 2025, the Company entered into a warrant inducement agreement (the “Inducement Letter”) with a holder of existing warrants (the “Existing Warrants”). Pursuant to the Inducement Letter, the holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 4,270,197 shares of the Company’s Common Stock at an exercise price of $0.37 per share in consideration of the Company’s issuance new common stock purchase warrants (the “New Warrants”) , to purchase up to an aggregate of 6,405,296 shares of the Company’s common stock (the “New Warrant Shares”) at an exercise price of $0.37 per share. The Company received aggregate gross proceeds of approximately $1.6 million from the exercise of the Existing Warrants by the holder, before deducting financial advisory fees and other offering expenses payable by the Company.

The Existing Warrants were originally issued as follows:

1.	1,271,187 warrants on December 20, 2023, with an expiration date of June 20, 2029 at an exercise price of $1.18 per share

2.	999,670 warrants on June 6, 2024, with an expiration date of December 6, 2029 at an exercise price of $2.00 per share and

3.	1,999,340 warrants on July 2, 2024, with an expiration date of July 2, 2026 at an exercise price of $1.75 per share

(collectively, the “Existing Warrants”).

Offering of warrants September 2025: As part of the same transaction mentioned above, the Company issued the following new warrants (the “New Warrants”) to the holder of existing warrants :

1.

Warrants to purchase up to 3,406,286 shares of the common stock, par value $0.0001 per share, at an exercise price of $0.37 per share, at 1:1 exchange ratio, exercisable for a period of five years, subject to shareholder approval (referred as “New Warrants”).

2.	Warrants to purchase up to 2,999,010 shares of Common Stock, par value $0.0001 per share, at an exercise price of $0.37 per share, at 1:1 exchange ratio, exercisable for a period of two years, subject to shareholder approval (referred as “New Warrants”).

On November 7, 2025, the Company held a special meeting of its shareholders where it obtained Shareholder Approval, resulting in the Shareholder Approval Date being such date.

The exercise price and number of new Shares issuable upon exercise of the New Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rata distributions, reorganizations, or similar events affecting the Company’s Common Stock and the exercise price.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

As of the issuance date of the September Warrants, the fair value of the warrants was estimated at $2,802. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	5 Years Sep Warrants	2 Years Sep Warrants
Term	5 years	2 years
Dividend	-	-
Expected volatility	73.91%	190%
Risk-free rate	3.71%	3.58%
Stock price	$0.4322	$0.4322

Offering Costs related to September 2025 fund-raising round:

Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (“Wainwright”) acted as financial advisors to the Company in connection with the transactions contemplated by the Inducement Letter. Pursuant to an engagement letter with Wainwright, the Company has agreed to pay the financial advisors a cash fee equal to 7.0% of the aggregate gross proceeds received from the holder’s exercise of the Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company has also agreed to issue to the financial advisors or their designees warrants (the “Inducement Placement Agent Warrants”) to purchase up to 298,914 shares of Common Stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants having a term of five years of Stockholder Approval (as defined above) except the Inducement Placement Agent Warrants will have an exercise price equal to $0.4625 per share (125% of the exercise price of the Existing Warrants).

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $78. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 73.91%, a risk-free rate of 3.71%, a contractual term of 5 years and a stock price at the issuance date of $0.4322

The issuance costs incurred by the company which was recognized in equity was :

1.	$193, paid in cash.

2.	Warrants to underwriters with fair value estimated at $ 78.

3.	Issuance costs of the Warrant inducement agreement with fair value estimated at $ 2,802.

d.

Offering of common stocks and pre-funded warrants September 2025:

On September 27, 2025, the Company entered into the PIPE Purchase Agreement with White Lion, pursuant to which the Company agreed to issue and sell to White Lion in a private placement (the “White Lion Private Placement”)::

1.	871,766 shares of Common Stock for a purchase price of $0.2125 per share of Common Stock and

2.	Pre-Funded Warrants to purchase up to 3,128,234 shares of Common Stock at exercise price at $ 0.0001 per Pre-Funded Warrant

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

The total gross proceeds were $850,000

The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share of Common Stock and will not expire until exercised in full.

The Company may not effect any exercise of the Pre-Funded Warrants, and White Lion does not have the right to exercise any portion of the Pre-Funded Warrants, if such exercise, aggregated with all other shares then beneficially owned by White Lion (as calculated pursuant to Section 13(d) of the Exchange Act) would result in White Lion beneficially owning more than 4.99% of the outstanding Common Stock. The beneficial ownership limitation may be increased or decreased by White Lion to any other percentage not in excess of 9.99% upon notice to the Company.

The White Lion Private Placement closed on September 29, 2025. The Company had a right to redeem 488,263 of the shares of Common Stock at a redemption price of $0.0001 per share. The Company and White Lion have agreed that, in lieu of such redemption, the Company has the right to redeem these shares, provided that it does not terminate the ELOC agreement on or prior to October 1, 2025 (also see note 9).

The common stock and pre-funded warrants were classified as equity pursuant to ASC 815-40. The company paid issuance expense of about $60 which are recognized in equity.

e.

Equity Line of Credit Agreement October 2025:

On September 27, 2025, the company entered into a equity line of credit agreement (the “ELOC Purchase Agreement”) and the White Lion registration rights agreement (the “White Lion RRA”) with White Lion, commencing from October 1, 2025 (the “Effective Date”) provided that the Company did not cancel the ELOC Purchase Agreement prior to the Effective Date. Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the Commitment Amount of $30,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Common Stock for the 36-month period beginning form October 1, 2025 (the “Commitment Shares”), subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. The shares will be issued at a fixed discount to the lowest of the prevailing market price or the lowest traded price in the preceding 30 days.

As consideration for White Lion’s irrevocable commitment to purchase the Company’s Common Stock up to the Commitment Amount, the Company agreed to issue Commitment Shares equal to the Commitment Amount of $750,000 divided by the lowest traded price of the Company’s Common Stock during the 30 business days prior to the issuance of the Commitment Shares. which may be issued at any time as unregistered shares or as registered shares once the Resale Registration Statement becomes effective. The commitment to purchase the Commitment Shares was terminable at the option of the Company at any time on or prior to October 1, 2025, as more fully described in the ELOC Purchase Agreement.

The maximum number of shares issuable under the ELOC Purchase Agreement is subject to the exchange cap equal to 19.99% of the Company’s outstanding Common Stock as of the Commencement Date.

The number of shares sold pursuant to any such notice may not exceed 40% of the average daily trading volume for the Common Stock traded on Nasdaq immediately preceding receipt of the applicable Purchase Notice, and can be increased at any time at the sole discretion of White Lion.

The Company is obligated under the ELOC Purchase Agreement and the White Lion RRA to file a registration statement (the “Resale Registration Statement”) with the SEC to register the Common Stock under the Securities Act, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the ELOC Purchase Agreement, as well as to register the Commitment Shares. This filing must occur within five business days of the date of the ELOC Purchase Agreement. The Company filed the Resale Registration Statement on October 7, 2025. The Commitment Shares obligation expense arises upon effectiveness of the ELOC agreement, until the Commitment Shares are issued which the company can issue immediately or at any time thereafter.

The Company may terminate the ELOC Purchase Agreement at any time, which shall be effected by written notice being sent by the Company to White Lion.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

As the ELOC is in substance a purchased call option over the Company’s own shares at a discount off an adjusted market share price, the fair value of this agreement will generally be approximately zero until the Company sells shares under the ELOC Agreement. Once the Company sold shares under the agreement, the difference between cash raised (net of transaction costs) and the closing price of the Company’s ordinary shares as of the date of their issuance will be recognized as financing income or expenses.

As of September 30, 2025, the Company only holds a contractual right to enter into the ELOC agreement; the agreement itself has not yet become effective.

According to the ELOC agreement the commitments shares will be issued no later then 30 days following the effectiveness of the registration statement, however, the Company can issue unregistered shares at any time following the effective date of the ELOC.

If the Resale Registration Statement is not effective by November 15, 2025, the Company must issue White Lion $250,000 in shares based on the lowest trading price, plus an additional $250,000 in shares for every 30-day delay thereafter, unless the delay is resulted by a government shutdown, in which case the deadline to take the Resale Registration Statement effective is extended by one business day for each business day that the SEC is closed as a result of the government shutdown.

The ELOC does not meet the requirement to be classified as equity pursuant to ASC 815-40.

Total outstanding warrants as of September 30, 2025, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	66,127	$4.625	1.8
Warrants December 2023	88,983	$1.475	3.3
Warrants June 2024	69,977	$3.4375	4.2
Warrants July 2024	69,977	$2.5	0.8
Warrants July 2025	4,991,878	$0.62-$0.77	2.72
Warrants September 2025	6,704,210	$0.37-$0.46	3.66
Other	36,792	$10.27 - $50	0.9 – 1.8
Outstanding as of September 30, 2025	12,027,944

f.	At the Market Offering Agreement:

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

During the nine months and three months ended in September 2025, the company issued and sold 3,051,195 and 1,149,896 shares of common stock respectively, for gross proceeds of approximately $ 2,637 and $ 537 respectively. Total cost related to the offerings is approximately $ 262 and $39 respectively.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

g.	Share-based compensation:

2025 Equity Incentive Plan

In August 2025, under and in accordance with the equity restructure, the Company’s Board of Directors terminated the Old 2015 Equity Incentive Plan.

On August 12, 2025, the Company’s shareholders approved the Actelis 2025 Equity Incentive Plan (the “2025 Plan”), authorizing the issuance of up to 1.8 million shares of the Company’s common stock for grants of stock options and restricted stock units (“RSUs”) awards to employees, directors, and consultants.

The 2025 Plan became effective upon shareholder approval and will remain in effect until 2035, unless earlier terminated in accordance with its terms.

1)	During the quarter ending September 30, 2025, the following awards were granted:

Award Type (2025 Plan)	Number of Awards	Vesting Conditions	Expiration Date
RSU	1,732,500	Over 3 years from grant date	10th anniversary of Grant Date

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

2)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2025	62,678	4.38	3.4
Granted	-	-	-
Exercised	-	-	-
Forfeited	(22,089)	0.75	-

Outstanding – September 30, 2025	40,589	3.63	2.3
Exercisable – September 30, 2025	39,025	3.50	2.1

The majority of the share-based compensation expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of September 30, 2025, the unrecognized compensation costs related to those unvested stock options are $7, which are expected to be recognized over a weighted-average period of 6 months.

3)	A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	Nine months ended September 30, 2025
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	36,254	12.38
Granted during the period	1,732,500	0.68
Vested during the period	(25,014)	4.66
Forfeited during the period	(667)	1.399
Outstanding as of September 30, 2025	1,743,073	0.69

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of September 30, 2025, the unrecognized compensation cost related to unvested RSUs is approximately $1,036 which are expected to be recognized over a weighted-average period of 3 years.

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

Diluted loss per share excludes 12,027,944 shares underlying outstanding warrants, 40,589 shares underlying outstanding options, and 1,743,073 shares underlying outstanding RSUs for the three and nine months ended September 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 4,602,053 shares underlying outstanding warrants, 65,380 shares underlying outstanding options, and 36,254 shares underlying outstanding RSUs for the three and nine months ended September 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Numerator:

Net loss	$(5,741)	$(2,575)	$(1,980)	$(511)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	9,813,366	3,782,947	11,753,241	6,014,548

Pre-Funded warrants to purchase common shares	11,501	646,791	34,376	-

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	9,824,867	4,429,738	11,787,617	6,014,548
Net loss per share attributable to common shareholders – basic and diluted	(0.58)	$(0.59)	(0.17)	(0.09)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
North America	$1,320	$5,316	$221	$1,854
Europe, the Middle East and Africa	835	1,282	401	614
Asia Pacific	149	100	21	73
	$2,304	$6,698	$643	$2,541

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES: (continued):

b.	Revenues from contract liability:

	Nine months ended, September 30, 2025	Nine months ended, September 30, 2024
Opening balance	339	460
Revenue recognized that was included in the contract liability balance at the beginning of the year	(242)	(607)
Additions	180	584
Ending balance	277	437

As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation is $277, and the Company will recognize this revenue over the next 12-18 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Nine months ended September 30, 2025		Three months ended September 30, 2025
Customer A	8%	$179	27%	171
Customer B	11%	$257	6%	39
Customer C	4%	$103	6%	38
Customer D	0%	-	0%	-
Customer E	0%	-	0%	-

	Nine months ended September 30, 2024		Three months ended September 30, 2024
Customer A	1%	$26	0.3%	9
Customer B	2%	$101	2%	54
Customer C	18%	$1,205	45%	1,143
Customer D	34%	$2,227	2%	51
Customer E	6%	$401	10%	254

The majority of the Company’s revenues are recognized at a point in time.

NOTE 9 – SUBSEQUENT EVENTS:

1.	On October 9, 2025, the Company entered into a waiver agreement with the Warrant Inducement Investor agreeing to the Company’s entry into an equity line of credit transaction. In consideration of such waiver, the Company granted the investor 100,000 warrants.

2.	On October 20, 2025, the company amended its pre-funded warrant agreement with White Lion to reduce the number of warrant shares from the original 3,128,234 to 2,639,971 in lieu of the share redemption at par value that was defined in the White Lion Private Placement.

3.	On November 7, 2025, an Extraordinary General Meeting of the shareholders of the Company approved the proposal to reverse split the Company’s outstanding shares in the ratio range between 1 for 7 to 1 for 12. The Board of the Company decided on the same day to effect the reverse split at 1 for 10 shares.

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

Overview

We are a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area internet of things (“IoT”) applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

Our networking solutions use a combination of newly deployed fiber infrastructure and existing copper and coaxial lines which our patented technology can upgrade to Fiber-grade to jointly create what we believe to be a highly cost-effective, secure, and quick-to-deploy network. Our patent protected hybrid fiber networking solutions deliver excellent communication over fiber to locations that may be easy to reach with new fiber. However, for locations that are difficult, or too costly to reach with fiber, we can upgrade existing copper lines to deliver cyber-hardened, high-speed connectivity without needing to replace the existing copper infrastructure with new fiber. We believe that such hybrid fiber copper networking solution has distinct advantages in most real-life installations, while providing significant budget savings and accelerating deployment of modern IoT networks, as based on our experience, most IoT projects have challenging, hard to reach with fiber locations which may explode such projects’ timeline and budgets. We believe that our solutions can provide connectivity over either fiber or copper with speeds of up to multi-Gigabit communication, while supporting Fiber-grade reliability and quality.

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection. We are also working to introduce additional capabilities for network-wide cyber protection software as an additional software and license-based services.

When high speed, long reach, reliable and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines such as fiber, coax, and copper, rather than wireless communication that is more limited in performance, reliability, reach and security. However, new fiber wireline infrastructure is costly to deploy, involves lengthy civil works to install, and, based on our internal calculations, often accounts for more than 50% of total cost of ownership (ToC) and time to deploy wide-area IoT projects.

Providing new fiber connectivity to hard-to-reach locations is especially costly and time-consuming, often requiring permits for boring, trenching, and right-of-way, sometimes done over many miles. Connecting such hard-to-reach locations may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges by instantly enhancing performance of such existing copper and coax infrastructure to fiber-grade performance, through the use of advanced signal processing and unique, patented network architecture, without the need to run new fiber to hard-to-reach locations; thus, effectively accelerating deployment of many IoT projects, as we estimate, sometimes from many months to only days. The result for the network owner is a hybrid network that optimizes the use of both new Fiber (where available) as well as upgraded, fiber-grade copper and coax that is now modernized, digitized and cyber-hardened. This unique hybrid network approach is making IoT projects often significantly more affordable, fast to deploy and predictable to plan and budget.

In addition, our solutions can also provide power over existing copper and coax lines to remotely power up network elements and IoT components connected to them (like cameras, small cell and Wi-Fi base stations sensors etc.). Connecting power lines to millions of IoT locations can be costly and very time consuming as well (similar to data connectivity, for the same reason — need for civil works). By offering the ability to combine power delivery over the same existing copper and coax lines that we use for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment.

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT, federal and DoD markets, as well as multi-dwelling units, and introduced, in 2024, our cyber-aware networking solutions for IoT markets as well.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenues	2,305	$6,698	$643	2,541
Cost of revenues	1,566	2,792	460	798
Gross profit	739	3,906	183	1,743
Research and development expenses, net	1,947	1,793	591	543
Sales and marketing, net	2,155	2,001	789	727
General and administrative, net	2,224	2,398	805	790
Other Income	(73)	(163)	(73)	-
Operating (loss)	(5,514)	(2,123)	(1,929)	(317)
Interest expenses	(83)	(590)	(27)	(246)
Other Financial income (expenses), net	(144)	138	(24)	52
Net Comprehensive Loss for the period	(5,741)	$(2,575)	$(1,980)	(511)

Three and Nine Months Ended September 30, 2025, Compared to Three and Nine Months Ended September 30, 2024

Revenues

Our revenues for the three months ended September 30, 2025, amounted to $0.64 million, compared to approximately $2.54 million for the three months ended September 30, 2024. The decline is associated with a software and services renewal last year for 2 years which will be up for renewal in 2027, as well as a large deal to the City of Washington D.C. last year, while 2025’s revenues are more backend loaded.

Our revenues for the nine months ended September 30, 2025, amounted to $2.3 million, compared to approximately $6.7 million for the nine months ended September 30, 2024. The decline is associated with a software and services renewal last year for 2 years which will be up for renewal in 2027, as well as a large deal to the City of Washington D.C. last year, while 2025’s revenues are more backend loaded.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2025, amounted to $0.46 million, compared to approximately $0.8 million for the three months ended September 30, 2024. The decrease from the corresponding period was mainly attributable to fixed cost remaining constant and sales reduced.

Our cost of revenues for the nine months ended September 30, 2025, amounted to $1.57 million, compared to approximately $2.8 million for the nine months ended September 30, 2024. The decrease from the corresponding period was mainly attributable to fixed cost remaining constant and sales reduced.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2025, amounted to $0.6 million, compared to $0.5 million for the three months ended September 30, 2024. The increase was primarily driven by a rise in the utilization of professional services for our GL900 product line and due to strengthening of the Israeli shekel by an average of 10% against the U.S. dollar the expenditure has increased by approximately $51,000.

Our research and development expenses for the nine months ended September 30, 2025, amounted to $1.95 million, compared to $1.8 million for the nine months ended September 30, 2024. The increase was primarily driven by a rise in the utilization of professional services for our GL900 product line and due to strengthening of the Israeli shekel by an average of 6% against the U.S. dollar the expenditure has increased by approximately $88,000.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended September 30, 2025, amounted to $0.78 million, compared to $0.7 million for the three months ended September 30, 2024. The increase was primarily due to payroll expenses and engaging consultants to expand market reach in different countries in Europe and Asia.

Our sales and marketing expenses for the nine months ended September 30, 2025, amounted to $2.2 million, compared to $2.0 million for the nine months ended September 30, 2024. The increase was primarily due to payroll expenses and engaging consultants to expand market reach in different countries in Europe and Asia.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2025, amounted to $0.8 million, compared to $0.8 million for the three months ended September 30, 2024. Cost-reduction measures contributed to reducing expenses, these benefits were offset by higher costs driven by the strengthening of the Israeli shekel against the U.S. dollar.

Our general and administrative expenses for the nine months ended September 30, 2025, amounted to $2.2 million, compared to $2.4 million for the nine months ended September 30, 2024. The decrease was mainly due to cost-reduction measures; however, this reduction was partially offset by an increase in expenses resulting from the strengthening of the Israeli shekel against the U.S. dollar.

Other Income

Our Other Income for the three and nine months ended September 30, 2025 amounted to $73,000 compared to $163,000 in the three and nine months ended September 30, 2024. It is related to government grant from the State of Israel in connection with Iran war.

Operating (Loss) Income

Our operating loss for the three months ended September 30, 2025, was $1.93 million, compared to $0.3 million for the three months ended September 30, 2024. The increase is due to the decline in sales, while operating expenditure remained consistent. In addition, the Israeli shekel strengthened by an average of 10% against the U.S. dollar, resulting in a minimum increase of approximately $0.1 million in operating expenditure.

Our operating loss for the nine months ended September 30, 2025, was $5.5 million, compared to an operating loss of approximately $2.1 million for the nine months ended September 30, 2024. The increase is due to the decline in sales, while operating expenditure remained consistent. In addition, the Israeli shekel strengthened by an average of 6% against the U.S. dollar, resulting in a minimum increase of approximately $0.2 million in operating expenditure.

Financial Expenses, Net

Our financial income, net for the three months ended September 30, 2025, was $51,000 (including $27,000 interest expenses) compared to financial expense, net of $194,000 (including $246,000 interest expenses) for the three months ended September 30, 2024. The decrease in expenditure is mainly due to repayment of loan leading to reduced interest expense and other bank related charges. However, this decrease was partially offset by higher foreign exchange losses arising from the strengthening of the Israeli shekel against the U.S. dollar.

Our financial expense, net for the nine months ended September 30, 2025, was $227,000 (including $83,000 interest expenses) compared to financial expense, net of $452,000 million (including $590,000 million interest expenses) for the nine months ended September 30, 2024. The decrease in expenditure is mainly due to repayment of loan leading to reduced interest expense and other bank related charges. However, this decrease was partially offset by higher foreign exchange losses arising from the strengthening of the Israeli shekel against the U.S. dollar.

Net Loss

Our net loss for the three months ended September 30, 2025 was $1.98 million, compared to net loss of approximately $0.5 million for the three months ended September 30, 2024. The increase in net loss is due to lower sales, while operating expenditure remained consistent. In addition, the Israeli shekel strengthened by an average of 10% against the U.S. dollar, leading to higher expenditure and contributing to increase in net loss.

Our net loss for the nine months ended September 30, 2025 was $5.7 million, compared to net loss of approximately $2.6 million for the nine months ended September 30, 2024. The increase in net loss is due to lower sales, while operating expenditure remained consistent. In addition, the Israeli shekel strengthened by an average of 6% against the U.S. dollar, leading to higher expenditure and contributing to increase in net loss.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024	Three months Ended September 30, 2025	Three months Ended September 30, 2024
Revenues	$2,305	$6,698	$643	$2,541
GAAP net loss	(5,741)	(2,575)	(1,980)	(511)
Interest Expense	83	590	27	246
Other Financial expenses (income), net	144	(138)	24	(52)
Tax Expense	(29)	33	-	1
Fixed asset depreciation expense	14	10	2	3
Stock based compensation	308	259	179	80
Other one-time costs and expenses	(73)	(189)	(73)	-
Non-GAAP Adjusted EBITDA	(5,294)	(2,010)	(1,821)	(233)
GAAP net loss margin	(249.07)%	(38.44)%	(307.93)%	(20.11)%
Adjusted EBITDA margin	(229.67)%	(30.00)%	(283.2)%	(9.17)%

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

	For the nine months ended September 30		For the three months ended September 30
(U.S. dollars in thousands)	2025	2024	2025	2024
Revenues	$2,305	6,698	$643	$2,541

Non-GAAP Adjusted EBITDA	(5,294)	(2,010)	(1,821)	(233)

As a percentage of revenues	(229.67)%	(30.00)%	(283.2)%	(9.17)%

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

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $5.7 million and approximately $2.6 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we had negative cash flows from operations of $5.6 million and $4.8 million, respectively.

As of September 30, 2025, we had an accumulated deficit of $50 million, cash on hand (including short term deposits and restricted cash equivalents) of $1.8 million, short term restricted bank deposits of $73,000, long-term restricted bank deposits of $30,000 and long term deposit of $95,000 as of September 30, 2025. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

July 2025 Private Placement

On June 30, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “July 2025 Private Placement”) (a) 1,626,019 shares of Common Stock, (b) Series A-3 warrants to purchase up to 1,626,019 shares of Common Stock, and (c) Series A-4 Warrants to purchase up to 3,252,038 shares of Common Stock, for a purchase price of $0.615 per share and related Common Warrants, for a total aggregate gross proceeds of approximately $1 million. The July 2025 Private Placement closed on July 2, 2025.

The Series A-3 Warrants have an exercise price of $0.615 per share, are exercisable commencing on the effective date of shareholder approval (the “Shareholder Approval Date”) of the issuance of the shares issuable upon exercise of the Common Warrants (“Shareholder Approval”) and expire five years following the Shareholder Approval Date. On November 7, 2025, the Shareholder Approval was obtained in a special meeting of our shareholders, resulting in the Shareholder Approval Date being such date.

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

H.C. Wainwright & Co., LLC acted as the Placement Agent for the issuance and sale of the Securities. The Company has agreed to pay up to an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the July 2025 Private Placement. The Company also agreed to pay the Placement Agent $35,000 for accountable expenses which include a management fee equal to 1.0% of the gross proceeds raised in the July 2025 Private Placement. The Company also agreed to issue to the Placement Agent, or its designees, Placement Agent Warrants to purchase up to 7.0% of the aggregate number of the shares of Common Stock sold to the Investors (or warrants to purchase up to 113,821 shares of Common Stock) at an exercise price per share of $0.7688 which will be exercisable commencing on the Shareholder Approval Date and a have term of five years after the Shareholder Approval Date (the “July 2025 Placement Agent Warrants,” and collectively with the Common Warrants, the “July 2025 Warrants”).

September 2025 Warrant Inducement

On September 2, 2025, the Company entered into an inducement agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of the Company’s existing warrants to purchase an aggregate of 4,270,197 shares of the Company’s Common Stock, consisting of (i) 1,271,187 warrants issued on December 20, 2023 with an expiration date of June 20, 2029 at an exercise price of $1.18 per share (ii) 999,670 warrants issued on June 6, 2024 with an expiration date of December 6, 2029 at an exercise price of $2.00 per share and (iii) 1,999,340 warrants issued on July 2, 2024 with an expiration date of July 2, 2026 at an exercise price of $1.75 per share (the “Existing Warrants”).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 4,270,197 shares of the Company’s Common Stock at a reduced exercise price of $0.37 per share in consideration of the Company’s agreement to issue new Common Stock purchase warrants (the “New Warrants”), as descried below, to purchase up to an aggregate of 6,405,296 shares of the Company’s Common Stock (the “New Warrant Shares”) at an exercise price of $0.37 per share. The Company received aggregate gross proceeds of approximately $1.6 million from the exercise of the Existing Warrants by the Holder, before deducting financial advisory fees and other offering expenses payable by the Company.

Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (“Wainwright”) acted as financial advisors to the Company in connection with the transactions contemplated by the Inducement Letter. Pursuant to an engagement letter with Wainwright, the Company has agreed to pay the financial advisors a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder’s exercise of the Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company has also agreed to issue to the financial advisors or their designees warrants (the “Inducement Placement Agent Warrants”) to purchase up to 298,914 shares of Common Stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants having a term of five years of Stockholder Approval (as defined below) except the Inducement Placement Agent Warrants will have an exercise price equal to $0.4625 per share (125% of the exercise price of the Existing Warrants).

The New Warrants have an exercise price equal to $0.37 per share. The New Warrants will be exercisable from the effective date (the “Warrant Stockholder Approval Date”) of shareholder approval (“Warrant Stockholder Approval”), until (i) the five-year anniversary of such date for 3,406,286 of the New Warrants (the “Series A-1 Warrants”) and (ii) the twenty-four-month anniversary of such date for 2,999,010 of the New Warrants. The exercise price and number of New Warrant Shares issuable upon exercise of the New Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rata distributions, reorganizations, or similar events affecting the Company’s Common Stock and the exercise price. On November 7, 2025, the Warrant Stockholder Approval was obtained in a special meeting of our shareholder, resulting in the Warrant Stockholder Approval Date being such date.

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on September 3, 2025.

White Lion Transaction

Equity Line of Credit Agreement

On September 27, 2025, the Company entered into the ELOC Purchase Agreement, commencing on October 1, 2025 (the “Commencement Date”), provided that the Company did not cancel the ELOC Purchase Agreement prior to the Effective Date, and the White Lion registration rights agreement (“White Lion RRA”) with White Lion Capital, LLC (“White Lion”). Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the Commitment Amount of $30,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Common Stock for the 36-month period beginning on the Commencement Date, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

The Company was obligated under the ELOC Purchase Agreement and the White Lion RRA to file  a registration statement (the “Resale Registration Statement”) with the SEC to register the Common Stock under the Securities Act, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the ELOC Purchase Agreement and to register the Commitment Shares. Such Resale Registration Statement was initially filed on October 7, 2025.

The maximum number of shares issuable under the ELOC Purchase Agreement is subject to the Exchange Cap equal to 19.99% of the Company’s outstanding Common Stock as of the Commencement Date.

The Company has agreed to call a special meeting to obtain White Lion Shareholder Approval within 120 days of the Commencement Date. If the Company fails to call the special meeting within this timeframe, it shall pay liquidated damages to White Lion, as more fully described in the ELOC Purchase Agreement. In the event White Lion Shareholder Approval is not obtained at the Special Meeting, the Company is obligated to call an additional special meeting every ninety (90) days thereafter, for a total period of 360 days, until White Lion Shareholder Approval is obtained.

As consideration for White Lion’s irrevocable commitment to purchase the Company’s Common Stock up to the Commitment Amount, the Company agreed to issue Commitment Shares equal to the Commitment Amount of $750,000 divided by the lowest traded price of the Company’s Common Stock during the 30 business days prior to the issuance of the Commitment Shares.

If at any point during the term of the ELOC Purchase Agreement the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount will increase to $1,000,000 if remedied within six months or less, to $1,250,000 if remedied after six months but before twelve months, and $1,500,000 if not remedied within twelve months pursuant to the Delisting Penalty Provision. The Delisting Penalty Provision shall automatically be waived on the date that is six (6) months after the later of (A) the date on which White Lion Shareholder Approval is obtained and (B) the date on which the Resale Registration Statement has been declared effective by the SEC.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the ELOC Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the Commencement Date and extend until 36 months through the Commitment Period, unless the Company has exercised its right in full to sell shares to White Lion under the ELOC Purchase Agreement prior to such date. During such term, subject to the terms and conditions of the ELOC Purchase Agreement, the Company shall notify White Lion through a Purchase Notice when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The Purchase Notice may be a Regular Purchase Notice or a Rapid Purchase Notice, each as described below.

The number of shares sold pursuant to any such notice may not exceed 40% of the Average Daily Trading Volume for the Common Stock traded on Nasdaq immediately preceding receipt of the applicable Purchase Notice, and can be increased at any time at the sole discretion of White Lion.

The ELOC Purchase Agreement prohibits the Company from directing White Lion to purchase any shares if those shares, when aggregated with all other shares then beneficially owned by White Lion (as calculated pursuant to Section 13(d) of the Exchange Act would result in White Lion beneficially owning more than 4.99% of the outstanding Common Stock. The beneficial ownership limitation may be increased or decreased by White Lion to any other percentage not in excess of 9.99% upon notice to the Company.

The Company may terminate the ELOC Purchase Agreement at any time, which shall be effected by written notice being sent by the Company to White Lion. In addition, the ELOC Purchase Agreement shall automatically terminate on the earlier of (i) the end of the Commitment Period or (ii) the date that, pursuant to or within the meaning of any bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. Certain provisions of the ELOC Purchase Agreement survive termination, as described more fully in the text of the agreement.

Concurrently with the execution of the ELOC Purchase Agreement, the Company entered into the White Lion RRA with White Lion in which the Company has agreed to register the shares of Common Stock purchased by White Lion under the ELOC Purchase Agreement with the SEC for resale within 30 days of the execution date of the White Lion RRA. The White Lion RRA also contains usual and customary damages provisions for failure to have the registration statement declared effective by the SEC within the time periods specified therein.

The ELOC Purchase Agreement and the White Lion RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Private Placement

On September 27, 2025, the Company entered into the PIPE Purchase Agreement with White Lion, pursuant to which the Company agreed to issue and sell to White Lion in a private placement (the “White Lion Private Placement”) (i) 871,766 shares of Common Stock, and (ii) Pre-Funded Warrants to purchase up to 3,128,234 shares of Common Stock for a purchase price of $0.2125 per share of Common Stock and $0.2124 per Pre-Funded Warrant, for a total aggregate gross proceeds of approximately $850,000. The White Lion Private Placement closed on September 29, 2025. The Company had a right to redeem 488,263 of the shares of Common Stock at a redemption price of $0.0001 per share. The Company and White Lion have agreed that, in lieu of such redemption, on October 20, 2025, the Company reduced the number shares issuable pursuant upon exercise of the Pre-Funded Warrants by 488,263 shares, to 2,639,971.

The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share of Common Stock and will not expire until exercised in full. However, the Company may not issue a number of shares of Common Stock pursuant to exercise of the Pre-Funded Warrants in an amount that will not exceed the Exchange Cap when combined with the number of Shares issued in the White Lion Private Placement, before shareholder approval for further issuance beyond the Exchange Cap is obtained. The Company intends to obtain such shareholder approval concurrently with the White Lion Shareholder Approval required for the issuance of shares of Common Stock under the ELOC Purchase Agreement beyond the Exchange Cap.

The Company may not effect any exercise of the Pre-Funded Warrants, and White Lion does not have the right to exercise any portion of the Pre-Funded Warrants, if such exercise, aggregated with all other shares then beneficially owned by White Lion (as calculated pursuant to Section 13(d) of the Exchange Act) would result in White Lion beneficially owning more than 4.99% of the outstanding Common Stock. The beneficial ownership limitation may be increased or decreased by White Lion to any other percentage not in excess of 9.99% upon notice to the Company.

The Resale Registration Statement described above also covered the registration of the shares of Common Stock and shares underlying the Pre-Funded Warrants issued pursuant to the PIPE Purchase Agreement.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(5,626)	$(4,795)
Net cash (used in)/provided by investing activities	(4)	197
Net cash provided by financing activities	5,121	1,624
Net change in cash	$(509)	$(2,974)

As of September 30, 2025, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $1.8 million compared to approximately $2.5 million of cash, cash equivalents and restricted cash as of September 30, 2024.

Cash used in operating activities amounted to $5.6 million for the nine months ended September 30, 2025, compared to approximately $4.78 million for the nine months ended September 30, 2024. The increase from the corresponding period was mainly due to lower sales.

Net cash used in investing activities was $4,000 for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $197,000 for the nine months ended September 30, 2024. The decrease from the corresponding period was mainly due to the absence of short-term bank deposits in nine months ended September 2025 which had been present in the same period of 2024.

Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $1.6 million for the nine months ended September 30, 2024. The increase from the corresponding period was mainly driven by proceeds from sales of common stocks at the market (ATM) offering, proceeds from private placements occurred in July and September and proceeds from Warrants Inducement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of September 30, 2025, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to violent events, which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict. The conflict is currently the subject of a cease fire agreement between Israel and Hamas announced in October 2025, however it continues to rapidly evolve.

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

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced any material disruptions to our operations. We have the ability, if necessary, to shift our manufacturing from Israel to other countries where we have business partners, and we have not had customers in Israel in the last year. However, despite the cease fire agreement between Israel and Hamas announced in October 2025, the intensity and duration of Israel’s conflict is difficult to predict at this stage, as are such conflict’s economic implications on the Company’s business and operations and on Israel’s economy in general. If the ceasefires declared in October 2025 collapses, or a new war commences or hostilities expand to other fronts, our operations may be adversely affected.

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

Our shares of common stock could be delisted or suspended from The Nasdaq Capital Market if we fail to regain compliance with Nasdaq’s stockholders’ equity requirement for continued listing. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted or suspended from trading on The Nasdaq Capital Market.

On August 25, 2023, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in shareholders’ equity (the “Minimum Shareholders’ Equity Requirement”) or any alternatives to such requirement. In order to maintain our listing on The Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. On March 27, 2024, we received a delist determination letter from Nasdaq advising us that the Staff had determined to delist our securities from The Nasdaq Capital Market due to non-compliance with the Minimum Shareholders’ Equity Requirement, unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, we timely requested a hearing before the Panel.

On August 27, 2024, we received formal written notice from Nasdaq confirming that we had evidenced compliance with all applicable criteria for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550, including the Minimum Shareholders’ Equity Requirement. In accordance with Nasdaq Listing Rule 5815(d)(4)(B), we remained subject to a Panel monitor for equity compliance through August 27, 2025.

On May 12, 2025, Nasdaq notified us (the “Notification Letter”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires our Common Stock to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”). The Notification Letter had no immediate effect on the listing or trading of our Common Stock on Nasdaq and, at this time, the Common Stock will continue to trade on Nasdaq under the symbol “ASNS.” The Notification Letter provided that we had 180 calendar days, or until November 10, 2025, to regain compliance with the Bid Price Rule.

On August 19, 2025, we received written notice from Nasdaq stating that, due to the Company’s non-compliance with the Minimum Shareholders’ Equity Requirement as of June 30, 2025, and because, pursuant to Listing Rule 5815(d)(4)(B), the Company remained subject to a mandatory hearing panel monitor through August 27, 2025, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearing Panel (the “Panel”). The Company had its hearing with the Panel on September 30, 2025. At the hearing, the Company presented its plan to evidence compliance with the Equity Rule and all other applicable criteria for continued listing on The Nasdaq Capital Market, and requested to remain listed subject to its plan to regain compliance.

On October 28, 2025, we received a listing decision from the Panel notifying us that the Panel determined that the Company evidenced compliance with the Shareholders’ Equity Requirement.

The Panel also granted the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an exception through December 5, 2025, to regain compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1). In order to evidence compliance with the bid price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive business days. On November 7, 2025, we held a special meeting of shareholders where our shareholders approved, among other things, the Proposed Reverse Split. The Company intends to effect the Proposed Reverse Split as soon as possible in order to regain compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1) by December 5, 2025. However, as of the date of this quarterly report, the Proposed Reverse Split has not yet been effected, and even in the event it is, we cannot guarantee that our shares of common stock will maintain the closing bid price of $1.00 or more for at least 10 consecutive business days thereafter.

The Company will remain subject to a one-year discretionary Panel Monitor through October 28, 2026. If during that period the Company fails to satisfy any of the criteria for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550, the Staff may not grant the Company additional time to regain compliance with respect to a deficiency nor will the Company be afforded a cure period under Nasdaq Listing Rule 5810(c)(3). Rather, Nasdaq will issue a delist determination, which the Company may address by requesting a new hearing before the Panel.

On November 12, 2025, we received a letter from the Nasdaq Listing Qualifications Staff stating that, due to the Company’s non-compliance with the Bid Price Rule by the expiration of the 180-day grace period that expired on November 10, 2025, the Bid Price Rule forms a separate basis for delisting. Notwithstanding, by letter dated October 28, 2025, the Panel granted the Company a further extension to regain compliance with the Bid Price Rule through December 5, 2025. Based on the Company’s compliance plan that was the basis for the Panel’s October 28, 2025 decision, the Company believes that it will be in position to regain compliance with the Bid Price Rule by the Panel’s December 5, 2025 deadline. As a result, the Company does not plan to make a further submission for the Hearings Panel consideration.

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our ordinary shares on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the minimum stockholders’ equity requirement or the minimum bid price requirement, Nasdaq may take steps to suspend or delist our shares of common stock. Such a delisting could have a negative effect on the price of our shares of common stock, impair the ability to sell or purchase our shares of common stock when persons wish to do so, and any delisting or suspension could materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting or suspension from Nasdaq could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of us. Delisting or suspension could also result in a determination that our shares of common stock are a “penny stock,” which would require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our shares of common stock. In the event of a delisting or suspension, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our shares of common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our shares of common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2025, we entered into the Inducement Letter pursuant to which the holder of the Company exercised warrants to purchase an aggregate of 4,270,197 shares of the Company’s Common Stock, at an exercise price of $0.37 per share in consideration of the Company’s agreement to New Warrants to purchase up to an aggregate of 6,405,296 shares of the Company’s Common Stock at an exercise price of $0.37 per share. The Company received aggregate gross proceeds of approximately $1.6 million from the exercise of the Existing Warrants by the Holder, before deducting financial advisory fees and other offering expenses payable by the Company.

On September 27, 2025, we entered into the ELOC Purchase Agreement, with White Lion, which became effective as of October 1, 2025, pursuant to which the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $30,000,000 in aggregate gross purchase price (the “Commitment Amount”) of newly issued shares of the Company’s Common Stock, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement, over a 36-month period, subject to certain conditions, including the issuance of Commitment Shares to White Lion in the amount of shares equal to $750,000, divided by the lowest traded price in the 30-days preceding the issuance after the effective date, and no later than 30 days after the effectiveness of the Registration Statement covering the shares to be issued pursuant to the ELOC Purchase Agreement.

Provided that the Inducement Letter prohibited the Company from entering into an agreement to effect any issuance by the Company involving a variable rate transaction, the Holder agreed to waive such prohibition with respect to the transactions contemplated by the ELOC Purchase Agreement, and signed an amendment to the Inducement Letter on October 9, 2025. Pursuant to such amendment, the Company issued to the Holder 100,000 warrants to purchase shares of common stock of the Company on similar terms as the Series A-1 Warrants.

On September 27, 2025, we entered into the PIPE Purchase Agreement with White Lion, pursuant to which the Company agreed to issue and sell to White Lion in a private placement (i) 871,766 shares of Common Stock, and (ii) Pre-Funded Warrants to purchase up to 3,128,234 shares of Common Stock for a purchase price of $0.2125 per share of Common Stock and $0.2124 per Pre-Funded Warrant, for a total aggregate gross proceeds of approximately $850,000. The White Lion Private Placement closed on September 29, 2025. Pursuant to the PIPE Purchase Agreement, the Company had a right to redeem 488,263 of the shares of Common Stock at a redemption price of $0.0001 per share. On October 20, 2025, the Company and White Lion entered into an amendment to the pre-funded warrant, pursuant to which, in lieu of such redemption, the Company reduced the number shares issuable under the Pre-Funded Warrants by 488,263 shares, to 2,639,971.

 The securities described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Receipt of Nasdaq Deficiency Notice.

On November 12, 2025, we received a letter from the Nasdaq Listing Qualifications Staff stating that, due to the Company’s non-compliance with the Bid Price Rule by the expiration of the 180-day grace period that expired on November 10, 2025, the Bid Price Rule forms a separate basis for delisting. Notwithstanding, by letter dated October 28, 2025, the Panel granted the Company a further extension to regain compliance with the Bid Price Rule through December 5, 2025. Based on the Company’s compliance plan that was the basis for the Panel’s October 28, 2025 decision, the Company believes that it will be in position to regain compliance with the Bid Price Rule by the Panel’s December 5, 2025 deadline. As a result, the Company does not plan to make a further submission for the Hearings Panel consideration.

For more information on the Company’s procedural history with Nasdaq, please see “Risk Factors - Our shares of common stock could be delisted or suspended from The Nasdaq Capital Market if we fail to regain compliance with Nasdaq’s stockholders’ equity requirement for continued listing. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted or suspended from trading on The Nasdaq Capital Market” listed above in this Quarterly Report.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Certificate of Amendment to the Twenty Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated April 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2023).
3.3	Amended and Restated Bylaws of Actelis Networks, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
10.1	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2025)
10.2	Form of New Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 3, 2025)
10.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 3, 2025)
10.4	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2025)
10.5	Form of White Lion RRA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 2, 2025)
10.6	Form of PIPE Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 2, 2025)
10.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 2, 2025)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: November 14, 2025	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer and Deputy Chief Executive Officer (Principal Financial and Accounting Officer)