Form 10-K
period 2025-12-31
ACTELIS NETWORKS INC
filed 2026-03-18
CIK 1141284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-41375

Actelis Networks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2160309
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

710 Lakeway Drive, Suite 200 Sunnyvale, CA	94805
(Address of Principal Executive Offices)	(Zip Code)

(510) 545-1045

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ASNS	The Nasdaq Stock Market LLC

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.7 million based on the closing sale price on that date of $6.15. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 15, 2026, there were 26,725,763 shares of the registrant’s common stock, par value $0.0001 per share, outstanding, including treasury shares.

ACTELIS NETWORKS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “anticipate” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “possible” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to grow the business due to the uncertainty resulting from any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to regain and maintain compliance with continued listing requirements of the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situation in Israel and the Middle East on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist terror and political group in the Gaza Strip) and Hezbollah (an Islamist terror and political group in Lebanon) and Iran including its accomplices;

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

On November 18, 2025, we effected a reverse stock split of our shares of common stock at the ratio of 1-for-10. Unless indicated otherwise by the context, all common stock, option, warrant and per share amounts as well as share prices appearing this Annual Report on Form 10-K have been adjusted to give retroactive effect to the stock split for all periods presented.

ii

Item 1. Business

Company Overview

Actelis Networks, Inc. (“Actelis,” “we,” “us,” “our,” “the Company,” “our company”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area applications including federal and military, state and local government, intelligent traffic systems (“ITS”), and additional IoT environments such as utility and rail. We also provide Multi-Dwelling Units (“MDU”) both inside and outside of building solutions to modernize and protect infrastructure using existing infrastructure. Through our “Cyber Aware Networking” initiative, we provide AI-based cyber monitoring and protection software for all edge devices, enhancing cyber security and resilience. Our unique portfolio of hybrid fiber, cyber hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

Critical Trends Affecting Communication Needs Today

Three significant global shifts are affecting the world today, and particularly the need for vast and rapid modernization of communication and networking infrastructure.

The first major shift is the accelerating rise of AI adoption, which demands ever-expanding computational resources to sustain its growth. As this trend continues, AI as an automation capability is becoming increasingly fluid, moving across the cloud, the data center, and the network edge where users and devices are directly served. This redistribution is driven both by the intolerance for latency and by the resource constraints within centralized data centers. The network becomes the essential conduit enabling this movement, carrying the data and intelligence required to position AI workloads wherever they can operate most effectively.

The second shift is to defense and advanced defense technologies, shaped by current geopolitical tension and realizations many countries, including the United States, are making. This defense which includes homeland security, cyber security and operational continuity are requiring critical modernization of networking as well. For example, the recent 2025 outages experienced in Air Traffic Control in New Jersey and Pennsylvania drove an urgent approval of over $12 billion dollars of modernization budget for the FAA (Federal Aviation Administration) networks. Similarly, military environments are modernizing rapidly to be ready for development.

The third shift, albeit not new, is cyber security as a pillar of operations in general. As the network may typically be the weakest link, its criticality as a cyber-safe medium is obvious.

These trends receive vast budgets, require very rapid progress and as such, the use of existing infrastructure. Actelis offers its solutions right in the center of such intersection, we explain hereafter how this is done.

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

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection. We are also working to introduce additional capabilities for network-wide cyber protection software as an additional SW and license-based services.

When high speed, long reach, reliable and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines such as fiber, coax, and copper, rather than wireless communication that is more limited in performance, reliability, reach and security. However, new fiber wireline infrastructure is costly to deploy, involves lengthy civil works to install, and, based on our internal calculations, often accounts for more than 50% of total cost of ownership and time to deploy wide-area IoT projects.

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

In addition, our solutions can also provide power over existing copper and coax lines to remotely power up network elements and components connected to them (like cameras, small cell and Wi-Fi base stations sensors etc.). Connecting power lines to millions of locations can be costly and very time consuming as well (similar to data connectivity, for the same reason — need for civil works). By offering the ability to combine power delivery over the same existing copper and coax lines that we use for high-speed data, we believe our solutions are solving yet another important challenge in connecting hard-to-reach locations. We believe that combining communication and power over the same existing lines is particularly important to help connect many fifth generation, or 5G, small cells and Wi-Fi base stations, as high cost of connectivity and power is often slowing their deployment.

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with hundreds of telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT, federal and U.S. Department of War (“DoW”) markets, as well as multi-dwelling units, and introduced, in 2024, our cyber-aware networking solutions for IoT markets as well.

In December 2024, we launched our MetaShield AI-Powered SaaS solution, under Actelis’ ‘Cyber Aware Networking’ initiative. This includes a software based platform designed as an intelligence layer integrated into Actelis’ networking devices, leverages the network’s power and proximity to IoT devices to monitor and protect physical assets such as cameras, sensors, and other devices at the edge, enabling corrective actions before issues propagate throughout the network.

We derive a majority of our revenues from our existing and new IoT (including federal and DoW) customers. For the years ended December 31, 2025 and December 31, 2024, our IoT customers in the aggregate accounted for approximately 73% and 72% of our revenues, respectively.

We derive a significant portion of our revenues from a limited number of our customers. For the years ended December 31, 2025 and December 31, 2024, our top ten customers in the aggregate accounted for approximately 62% and 74% of our revenues.

We have incurred significant losses and negative cash flows from operations and as of December 31, 2025, we had an accumulated deficit of $52 million. We have funded our operations to date through equity and debt financing and we had cash on hand (including short term bank deposits and restricted cash equivalents) of $4.4 million and long-term restricted cash and cash equivalents and restricted bank deposits of $0.2 million as of December 31, 2025. We continue to invest in sales and marketing resources to fuel our growth.

Our technology is both powerful and compact and is built as a relatively small set of feature-rich network elements, that serve as building block in the verticals we serve, namely Federal and Military, Intelligent Transportation, and MDUs. These elements include switches, typically enhanced with signal processing software, concentrators, reach extenders, data encryption elements, power sources and a smart networking software that allows for remote management and monitoring down to the single element and line performance, configuration management making complex network topologies easy to deploy, analyze, debug and remote software download to help with remote handling of large and small networks, on any wired infrastructure – be it Fiber, Copper or Coax. At the same time, we continue to serve our long-standing Telco customers in their hybrid communications needs. As cyber security standards tighten worldwide, in second half of 2025, we started offering customers on-going monitoring of vulnerabilities through our scanning and analysis tools for new developments in this industry, to keep and safeguard their networks when new threats become known or existing threats become relevant to their environment.

Our cyber-security offerings include various embedded cyber-hardening features, such as encryption, our SaaS-based MetaShield platform, as well as vulnerability monitoring and analytics services, and embedded software improvements offered to existing customers in the form of software upgrades. As such, we allow continuous protection through learning of both the network elements as well as the devices connected to them, delivering constant alerting and review against external data bases of known threats, and offer software upgrades that overcome newly known or identified vulnerabilities, creating a repeatable, ever-improving protection cycle.

Rapid Deployment and Lower Cost of Critical Connectivity

We aim to become the global leading provider of cyber-secure, cost-effective and quick-to-deploy hybrid networking for all wide-area applications. Our products work over all types of wireline media on the global data network, whether owned or operated by telecom service providers or a private network operated by enterprises or government organizations as well as MDU buildings. Our products are structured as building blocks especially for Intelligent Transportation Systems (ITS), including roads, rail and airport applications that are feature-rich. This allows for one Actelis platform to often replace multiple other platforms available in the market, allowing for space-saving installation, energy conservation (which we believe results in a more environmentally sustainable network, through the avoidance of need to add new physical infrastructure), and making network planning easier for our customers. We aim at having our products installed and help accelerate deployment of wire-area IoT projects and applications everywhere.

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

In recent years, we have significantly advanced our product offerings. In 2022, we launched our family of hardened, hybrid, encrypted fiber products with 10Gbps switching capacity. Following that, in 2023 and 2024 we introduced and refined the next-generation “Gigaline” product families, providing hybrid-fiber Gigabit-grade connectivity across fiber, copper, and coax environments, which addressed new challenges for ITS and telecom customers and further enhanced our multi-gigabit products to support a broader range of use-cases. In 2025, we expanded our offering with the launch for large Coax environments, expanded our offering with fiber only solutions and introduced the MetaShield cyber-aware networking product family.

Cybersecurity

Networking systems are vulnerable to cyber-attacks, as they often carry data related to critical processes and applications, such as provision of energy, water, gas and transportation services, to large populations. At the same time, they are often found in the wide range, meaning, in public locations, adding further risks of tampering and break-ins.

In 2024 we signed a strategic partnership with a cyber-security development company, which helped us launch our new cyber-aware networking solution for IoT networks. Later that year, we launched our MetaShield SaaS product as a cyber-security solution that comes from the network itself, and has since then been introduced to our existing and new customers.

Our products all include cyber safety features that we are constantly developing. They currently include network traffic encryption and coding. We have developed and implemented a multi-layered “Triple Shield” technology that includes (i) information coding for resilience and security (for copper wires); (ii) multi-line information scrambling for increased resilience and added security (for copper wires); and (iii) an additional 256-bit hardware-based real-time encryption of data running over fiber, coax or copper — creating end-to-end protection for the entire hybrid network. Our network management software is also cyber-hardened and helps protect the system. Our systems have been selected for deployment in sensitive applications with U.S. DoW and other governments and military organizations, airports, utility companies, oil and gas companies, smart cities, rail and traffic applications globally.

In 2024, we successfully completed the certification of our product lines for Federal Intelligence Protocol Standards (FIPS) 140-2 and were approved by the DoW’s Joint Interoperability Test Command (JITC) for interoperability and cybersecurity, allowing our products to be included in several federal approved product lists (APL). In February 2026 we have deployed the next generation of FIPS standard requirements in our product portfolio (140-3).

In 2025, we enhanced our service capabilities in monitoring and analysis of market and industry vulnerabilities, existing and new. This helps us offer such monitoring services to our customers to protect their installed base, while offering embedded and management software upgrades that are in-line with the threats that need mitigation. This further reflects the fact Cybersecurity is central to optimizing and modernizing networking solutions.

Market Verticals We Address

We execute our vision through a multi-channel, global approach that combines our expertise, with the expertise of our trusted business partners, system integrators, distributors, and consultants.

We operate a vertical-based marketing plan where we dedicate efforts and resources to each vertical. The verticals we focus on include: Federal and military, intelligent transportation systems (ITS), smart city, rail, airports. We also address utilities and campuses. .. In 2024, we launched our MDU program , which was further expanded in 2025 to address increasing building sizes as well as arenas. The MDU vertical requires networking solutions for residential buildings with multiple units, such as apartment complexes and condominiums as well as hospitality properties such as hotels and resorts, connecting each unit to high-speed internet, using the infrastructure present, be it Coax, fiber or copper, and tailor it to the size of the building, from a dozen units to hundreds and thousands of them.

Our solutions are utilized within networks deployed by cities such as the City of Los Angeles, the District of Columbia, Montgomery County, MD, the City of Seattle, the Cities of Munich, Frankfurt, Cologne and others in Germany, as well as notable entities such as Highways England, the Federal Aviation Administration, the Autostrada in Italy, the U.S. military, including the Air Force, Navy and National Guard, as well as Stanford University. In 2025, We received our first hotel implementation in the U.S., through a global strategic partnership with a hospitality guest experience platform provider.

Our customers benefit from rapidly and cost-effectively enabling their critical functions such as traffic cameras and smart signaling, security cameras, smart parking meters and ticketing, rail signaling and control, electrical substation management and protection, military operations, and many more. Recently, Actelis Networks has secured significant orders and launched groundbreaking solutions like MetaShield, an AI-based cybersecurity solution, driving SaaS growth and edge infrastructure resilience. To date, we have been most successful in selling to customers in the intelligent transportation systems, rail, federal and military, airports, and MDU markets, primarily in the US, Canada, Europe, and Japan.

Recent Trends in our Markets

State of Connectivity Market, including Federal, Military and MDUs

Edge AI, also covered as edge computing, according to Grandview research is projected to grow from approximately $20 billion in 2024 to nearly $190 billion in 2033. According to US Congress’ budgeting program projections, US military base modernization budgets in 2025 were $37 billion as part of a model projecting the Federal Defense program to grow to over $850 billing in 2029. With that, the already robust cyber-security market, according to Grandview research the global cyber-security market is projected to grow from approximately $240 billion in 2024 to nearly $500 billion in 2033. With these trends, infrastructure network connectivity demand is growing very rapidly. According to Markets and Markets, the Smart Transportation market is projected to grow to over $250 Billion by 2029, largely for intelligent transportation modernization. We believe there is an urgent need to connect tens of millions of locations with a fast and secure connection. A huge challenge for ITS projects is that implementing connectivity between different points in a network can consume the majority of a project’s cost and time to implement, including unpredictable and unanticipated challenges that arise in each individual project.

We believe that the number of IoT applications requiring our fast, smart, and secure connectivity is immense and provides us with a great market opportunity to grow our business. From smart transportation systems (smart cameras, smart lights and signals, Vehicle to Everything, or V2X communication) and smart security (cameras and radars), to smart parking, smart rail, as well as airport and air traffic control infrastructure, also manifested by the $12.5 billion budget granted to the FAA in 2025, we believe that we are uniquely positioned to address all of these applications in a versatile and flexible manner.

In the MDU market, which we believe is in dire need for multi-Gigabit connectivity, and is extremely limited in its ability to invest significant funds to enable such objective. According to US Census.gov, there are approximately 20 million buildings above 5 units built by the year 2000, most of which already wired by various infrastructures. The Broadband Equity program or BEAD has allotted $28 billion already to all 50 states to modernize and provide high-speed reliable internet including underserved communities, as part of the Infrastructure Act.

Recent Developments

July 2025 Private Placement

On June 30, 2025, we entered into a securities purchase agreement (the “July 2025 Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “July 2025 Private Placement” or the “July 2025 Offering”) (a) 162,602 shares of Common Stock, (b) Series A-3 warrants (the “Series A-3 Warrants”) to purchase up to 162,602 shares of Common Stock, and (c) Series A-4 warrants (the “Series A-4 Warrants”, and, with the Series A-3 Warrants, the “July 2025 Common Warrants”) to purchase up to 325,204 shares of Common Stock, for a purchase price of $6.15 per share and related July 2025 Common Warrants, for a total aggregate gross proceeds of approximately $1 million. The July 2025 Private Placement closed on July 2, 2025.

The Series A-3 Warrants have an exercise price of $6.15 per share, are exercisable commencing on the effective date of shareholder approval (the “July 2025 Shareholder Approval Date”) of the issuance of the shares issuable upon exercise of the Common Warrants (“July 2025 Shareholder Approval”) and expire five years following the Shareholder Approval Date. On November 7, 2025, the July 2025 Shareholder Approval was obtained in a special meeting of our shareholders, resulting in the July 2025 Shareholder Approval Date being such date.

The Series A-4 Warrants have an exercise price of $6.15 per share, are exercisable commencing on the July 2025 Shareholder Approval Date and expire eighteen months following the July 2025 Shareholder Approval Date.

Under the terms of the July 2025 Common Warrants, the warrant holders may not exercise the warrants to the extent such exercise would cause the warrant holder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% (or, at such Investor’s option upon issuance, 9.99%), of the Company’s then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon exercise of such warrants which have not been exercised.

H.C. Wainwright & Co., LLC (“HCW”) acted as the placement agent for the issuance and sale of the Securities. The Company has agreed to pay an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the July 2025 Offering and $35,000 for accountable expenses to the placement agent. The Company also agreed to issue to the placement agent, or its designees, Placement Agent Warrants to purchase up to 7.0% of the aggregate number of the shares of Common Stock sold to the Investors (or warrants to purchase up to 11,382 shares of Common Stock) at an exercise price per share of $7.688 which will be exercisable commencing on the Shareholder Approval Date and a have term of five years after the July 2025 Shareholder Approval Date (the “July 2025 Placement Agent Warrants,”).

The July 2025 Placement Agent Warrants and the shares of Common Stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Nasdaq Listing Compliance

On August 25, 2023, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in shareholders’ equity (the “Minimum Shareholders’ Equity Requirement”) or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. On March 27, 2024, we received a delist determination letter from Nasdaq advising us that the Staff had determined to delist our securities from Nasdaq due to non-compliance with the Minimum Shareholders’ Equity Requirement, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel.

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

On May 12, 2025, Nasdaq notified us (the “Notification Letter”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires our Common Stock to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”). The Notification Letter had no immediate effect on the listing or trading of our Common Stock on Nasdaq and, at this time, the Common Stock will continue to trade on Nasdaq under the symbol “ASNS”. The Notification Letter provided that we have 180 calendar days, or until November 10, 2025, to regain compliance with the Bid Price Rule.

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

On October 28, 2025, we received a listing decision from Nasdaq notifying us that the Panel determined that the Company evidenced compliance with the Shareholders’ Equity Requirement.

The Panel also granted the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an exception through December 5, 2025, to regain compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1). In order to evidence compliance with the bid price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive business days. On November 7, 2025, we held a special meeting of shareholders where our shareholders approved, among other things, the Reverse Split. The Reverse Split was effected on November 18, 2025.

On December 3, 2025, the Company received formal notice from Nasdaq that the Company has regained compliance with the Bid Price Rule and evidenced compliance with all other applicable criteria for continued listing on Nasdaq. Accordingly, the previously disclosed listing matter has been closed.

The Company will remain subject to a one-year “Panel Monitor”, as contemplated by Nasdaq Listing Rule 5815(d)(4)(A), through December 5, 2026. If during that period the Company fails to satisfy any of the criteria for continued listing on Nasdaq, the Staff may not grant the Company additional time to regain compliance. Rather, Nasdaq will issue a delist determination, which the Company may address by requesting a new hearing before the Nasdaq Hearings Panel.

On February 4, 2026, we received a written notice Nasdaq indicating that the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market.

As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain compliance with the Bid Price Rule. While companies are typically afforded a 180-calendar-day compliance period to comply with the Bid Price Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore is subject to immediate delisting.

As further disclosed in the Notice, the Company had the right to request a hearing and that a hearing request would result in a stay of any suspension or delisting action pending the conclusion of the hearings process. Accordingly, on February 11, 2026, the Company requested a hearing before the Panel, which served to stay any further suspension or delisting action through the hearing or any extension the Panel provides following the hearing.

At the hearing, the Company intends to take all reasonable measures available and is going to present a plan to regain compliance with the Bid Price Rule and remain listed on Nasdaq to the Panel. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or maintain compliance with all other Nasdaq continued listing requirements.

In connection with the Company’s entry into the Common Stock Purchase Agreement with White Lion as described below, if the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount (as defined below) will increase subject to the terms of the Delisting Penalty Provision in the Common Stock Purchase Agreement. See “Item 1-Business-Recent Developments-Equity Line of Credit Agreement” for additional information.

September 2025 Warrant Inducement

On September 2, 2025, we entered into an inducement agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of the Company’s existing warrants to purchase an aggregate of 427,020 shares of the Company’s common stock, consisting of (i) 127,119 warrants issued on December 20, 2023 with an expiration date of June 20, 2029 at an exercise price of $11.8 per share (ii) 99,967 warrants issued on June 6, 2024 with an expiration date of December 6, 2029 at an exercise price of $20.00 per share and (iii) 199,934 warrants issued on July 2, 2024 with an expiration date of July 2, 2026 at an exercise price of $17.50 per share (the “Existing Warrants”).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 427,020 shares of the Company’s common stock at a reduced exercise price of $3.70 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), as descried below, to purchase up to an aggregate of 640,530 shares of the Company’s common stock (the “New Warrant Shares”) at an exercise price of $3.70 per share. The Company received aggregate gross proceeds of approximately $1.6 million from the exercise of the Existing Warrants by the Holder, before deducting financial advisory fees and other offering expenses payable by the Company.

Rodman & Renshaw LLC and HCW acted as financial advisors to the Company in connection with the transactions contemplated by the Inducement Letter. Pursuant to an engagement letter with HCW, the Company has agreed to pay the financial advisors a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder’s exercise of the Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants and $25,000 paid for non-accountable expenses. The Company has also agreed to issue to the financial advisors or their designees warrants (the “Inducement Placement Agent Warrants”) to purchase up to 29,891 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants having a term of five years of Stockholder Approval (as defined below) except the Inducement Placement Agent Warrants will have an exercise price equal to $4.625 per share (125% of the exercise price of the Existing Warrants).

The New Warrants have an exercise price equal to $3.70 per share. The New Warrants will be exercisable from the effective date (the “Warrant Stockholder Approval Date”) of shareholder approval (“Stockholder Approval”), until (i) the five-year anniversary of such date for 340,629 of the New Warrants and (ii) the twenty-four-month anniversary of such date for 299,901 of the New Warrants. The exercise price and number of New Warrant Shares issuable upon exercise of the New Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rata distributions, reorganizations, or similar events affecting the Company’s common stock and the exercise price. On November 7, 2025, the Warrant Stockholder Approval was obtained in a special meeting of our shareholder, resulting in the Warrant Stockholder Approval Date being such date.

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on September 3, 2025.

Provided that the Inducement Letter prohibited the Company from entering into an agreement to effect any issuance by the Company involving a variable rate transaction, the Holder agreed to waive such prohibition with respect to the transactions contemplated by the ELOC Purchase Agreement as described below, and signed an amendment to the Inducement Letter on October 9, 2025. Pursuant to such amendment, the Company issued to the Holder 10,000 warrants to purchase shares of common stock of the Company on similar terms as the Series A-1 Warrants.

Equity Line of Credit Agreement

On September 27, 2025, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), with an effective date of October 1, 2025, and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $30,000,000 in aggregate gross purchase price (the “Commitment Amount”) of newly issued shares of the Company’s Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

The Company is obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement (the “Resale Registration Statement”) with the SEC to register the Common Stock under the Securities Act of 1933, as amended (the “Securities Act”), for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the Common Stock Purchase Agreement and to register the Commitment Shares (as defined below) within five business days of the date of the Common Stock Purchase Agreement.

The maximum number of shares issuable under the Common Stock Purchase Agreement is subject to the Exchange Cap.

The Company agreed to call a special meeting of its shareholders (the “Special Meeting”) to obtain shareholder approval for the issuance of Common Stock under the Common Stock beyond the Exchange Cap (“Shareholder Approval”) within 120 days of October 1, 2025. If the Company failed to call the Special Meeting within this timeframe, it shall pay liquidated damages to White Lion, as more fully described in the Common Stock Purchase Agreement. The Special Meeting was held on January 29, 2026. Shareholder Approval was not obtained due to a failure to reach a quorum. Please see “January 2026 Special Meeting of Shareholders” below for more information.

Because Shareholder Approval was not obtained at the Special Meeting, the Company is obligated to call an additional Special Meeting every ninety (90) days thereafter, for a total period of 360 days, until Shareholder Approval is obtained. The follow-up meeting to obtain Shareholder Approval is scheduled to be held on April 13, 2026.

As consideration for White Lion’s irrevocable commitment to purchase the Company’s Common Stock up to the Commitment Amount, the Company agreed to issue shares of Common Stock to White Lion (the “Commitment Shares”) equal to $750,000 (the “Commitment Fee Amount”) divided by the lowest traded price of the Company’s common stock during the 30 business days prior to the issuance of the Commitment Shares.

If at any point during the term of the Common Stock Purchase Agreement the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount will increase to $1,000,000 if remedied within six months or less, to $1,250,000 if remedied after six months but before twelve months, and $1,500,000 if not remedied within twelve months (the “Delisting Penalty Provision”). The Delisting Penalty Provision shall automatically be waived on the date that is six (6) months after the later of (A) the date on which Shareholder Approval is Obtained and (B) the date on which the Resale Registration Statement has been declared effective by the SEC.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the Common Stock Purchase Agreement, the Company’s right to sell shares to White Lion will commence on October 1, 2025 and extend until October 1, 2028, unless the Company has exercised its right in full to sell shares to White Lion under the Common Stock Purchase Agreement prior to such date (the period beginning on the effective date and ending on the earlier of such dates, the “Commitment Period”). During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company shall notify (such notice, a “Purchase Notice”) White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The Purchase Notice may be a Regular Purchase Notice or a Rapid Purchase Notice, each as described below.

The number of shares sold pursuant to any such notice may not exceed 40% of the Average Daily Trading Volume for the common stock traded on Nasdaq immediately preceding receipt of the applicable Purchase Notice, and can be increased at any time at the sole discretion of White Lion, up to 9.99% of the outstanding shares of the Company.

Under a Regular Purchase Notice, the purchase price to be paid by White Lion for any such shares will equal 97.5% multiplied by the lower of the (i) lowest daily VWAP of the Common Stock during the Regular Purchase Valuation Period (as such term is defined in the Common Stock Purchase Agreement) or (ii) the closing price of the Common Stock one business day prior to the delivery of the Regular Purchase Notice.

Under a Rapid Purchase Notice, the purchase price to be paid by White Lion for any such shares will equal (i) the lowest traded price of the Common Stock on the Rapid Purchase Notice Date with respect to Rapid Purchase Price Option 1; or (ii) 99% multiplied by the lowest traded price of the Common Stock two hours following written confirmation of the acceptance of the Rapid Purchase Notice by White Lion with respect to Rapid Purchase Price Option 2.

The Company may terminate the Common Stock Purchase Agreement at any time, which shall be effected by written notice being sent by the Company to White Lion. In addition, the Common Stock Purchase Agreement shall automatically terminate on the earlier of (i) the end of the Commitment Period or (ii) the date that, pursuant to or within the meaning of any bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. Certain provisions of the Common Stock Purchase Agreement survive termination, as described more fully in the text of the agreement.

Concurrently with the execution of the Common Stock Purchase Agreement, the Company entered into the White Lion RRA with White Lion in which the Company has agreed to register the shares of Common Stock purchased by White Lion under the Common Stock Purchase Agreement with the SEC for resale within 30 days of the execution date of the White Lion RRA. The White Lion RRA also contains usual and customary damages provisions for failure to have the registration statement declared effective by the SEC within the time periods specified therein.

The Common Stock Purchase Agreement and the White Lion RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

White Lion Private Placement

Concurrently on September 27, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with White Lion, pursuant to which the Company agreed to issue and sell to White Lion in a private placement (the “Offering”) (i) 87,177 shares (the “Shares”) of Common Stock, and (ii) pre-funded warrants to purchase up to 312,823 shares of Common Stock (the “White Lion Pre-Funded Warrants”) for a purchase price of $2.125 per share of Common Stock and $2.124 per White Lion Pre-Funded Warrant, for a total aggregate gross proceeds of approximately $850,000. The Offering closed on September 29, 2025.

The Company had a right to redeem 48,826 of the shares of Common Stock at a redemption price of $0.001 per share. The Company and White Lion have agreed that, in lieu of such redemption, on October 20, 2025, the Company reduced the number shares issuable pursuant upon exercise of the White Lion Pre-Funded Warrants by 48,826 shares, to 263,997.

The White Lion Pre-Funded Warrants are immediately exercisable at an exercise price of $0. 001 per share of Common Stock and will not expire until exercised in full. However, the Company may not issue a number of shares of Common Stock pursuant to exercise of the White Lion Pre-Funded Warrants in an amount that will not exceed the Exchange Cap when combined with the number of Shares issued in the Offering, before shareholder approval for further issuance beyond the Exchange Cap is obtained. The Company intends to obtain such shareholder approval concurrently with the Shareholder Approval required for the issuance of shares of Common Stock under the Common Stock Purchase Agreement beyond the Exchange Cap.

The obligation to file the Resale Registration Statement described above also covers the registration of the shares of Common Stock and shares underlying the White Lion Pre-Funded Warrants issued pursuant to the PIPE Purchase Agreement. The Company filed the Resale Registration Statement on October 7, 2025, and such registration statement became effective on November 28, 2025.

December 2025 Offering

On December 17, 2025, we offered and sold in a public offering on a best efforts basis (the “December 2025 Offering”) (i) 4,352,500 shares of the Company’s Common Stock, (ii) 1,897,500 pre-funded warrants to purchase up to 1,897,500 shares of Common Stock (the “December 2025 Pre-Funded Warrants”), and (iii) 6,250,000 common warrants to purchase up to 6,250,000 shares of Common Stock, (the “December 2025 Common Warrants” and together with the Pre-Funded Warrants, the “December 2025 Warrants”), at a purchase price of $0.80 per share of Common Stock and accompanying December 2025 Common Warrant, and $0.7999 per December 2025 Pre-Funded Warrant and accompanying December 2025 Common Warrant. Aggregate gross proceeds from the December 2025 Offering (without taking into account any proceeds from any future exercises of December 2025 Warrants) were approximately $5 million. The Offering closed on December 19, 2025.

The December 2025 Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share of Common Stock and will not expire until exercised in full.

Each December 2025 Common Warrant has an exercise price of $0.80 per share, is exercisable immediately on upon issuance and will expire on the five-year anniversary of the date of issuance.

A holder of the December 2025 Warrants will not have the right to exercise any portion of its December 2025 Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates or any other persons whose beneficial ownership of shares of Common Stock would be aggregated with the holder’s or any of the holder’s affiliates), would beneficially own shares of Common Stock in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise.

Certain investors in the Offering entered into a definitive securities purchase agreement with the Company (the “December 2025 Purchase Agreement”). The December 2025 Purchase Agreement contains representations, warranties, indemnification and other provisions customary for transactions of this nature. Pursuant to the December 2025 Purchase Agreement, the Company agreed to abide by certain customary standstill restrictions for a period of thirty (30) days following the closing of the December 2025 Offering. In addition, subject to limited exceptions, the December 2025 Purchase Agreement provides that for a period of one year following the closing of the December 2025 Offering, the Company will not effect or enter into an agreement to effect a “variable rate transaction” as defined in the December 2025 Purchase Agreement.

HCW acted as the sole placement agent (the “Placement Agent”), on a “best efforts” basis, in connection with the Offering. On March 3, 2025, the Company and the Placement Agent had entered into a letter agreement with the Company to serve as exclusive underwriter, agent or advisor in any offering of securities of the Company for a six-month term (the “Engagement Agreement”). The Engagement Agreement has been extended twice since its initial effectiveness and ran through March 12, 2026 . Under the Engagement Agreement, as extended, the Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company in the Offering, as well as a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed under the Engagement Agreement to reimburse the Placement Agent $25,000 for non-accountable expenses and up to $100,000 for fees and expenses of legal counsel and other out-of-pocket expenses of the Placement Agent in connection with the Offering. Pursuant to the Engagement Agreement, the Company will issue to the Placement Agent or its designees 437,500 warrants to purchase up to 437,500 shares of Common Stock, representing 7.0% of the sum of the Shares and Pre-Funded Warrants to be sold in the Offering (the “December 2025 Placement Agent Warrants”). The December 2025 Placement Agent Warrants have an exercise price of $1.00 per share of Common Stock (representing 125% of the public offering price per Share and accompanying Common Warrant), are exercisable for five years from the date of the commencement of sales in this offering, and otherwise reflect substantially the same terms as the December 2025 Common Warrants. The Engagement Agreement contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Company signed an ATM exclusive engagement with HCW on January 5, 2026 that ending twenty-four months following the first sale under the ATM.

The net proceeds to the Company from the December 2025 Offering are approximately $4.46 million after deducting placement agent fees and estimated offering expenses payable by the Company. The Company intends to use the proceeds from the Offering for general corporate purposes.

January 2026 Special Meeting of Shareholders

On January 29, 2026 we held a special meeting of shareholders where we reviewed the proposal to allow White Lion to purchase more than 19.99% of the company’s shares that were outstanding as of October 1, 2025 which was the ELOC’s effective start date. The meeting did not have a quorum, therefore according to the company’s by-laws and the definitive 14A the meeting was not adjourned, and the proposal was not approved. According to the ELOC Agreement the company will have to bring the same proposal for voting in a meeting of shareholders within 90 days. A special shareholder meeting was scheduled for April 13, 2026 bringing the proposal for voting.

Issuer Purchases of Equity Securities

On November 17, 2022, the Board authorized a stock repurchase program pursuant to which we may repurchase up to $1.0 million of outstanding shares of our common stock. The Board authorized us to purchase our common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities Exchange Act, as amended, and other applicable legal requirements. On March 18, 2026, the Board authorized an expansion of the repurchase program, such that the maximum aggregate purchase price under the program will now be $1.5 million. As of the date of this Annual Report, $50,000 worth of repurchases have been made.

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

A second product line, the GL900, extends Gigabit connectivity from fiber installations outside buildings (“homes passed” by fiber) into individual offices and apartments within MDUs, without the need for landlord investment in re-wiring buildings with fiber. MDU market in the US alone is estimated by the company to include more than 20 million buildings.

A third product group, GL5000 and GL6000, that was introduced in 2023 includes over 40 variants of hardened, 10Gbps fiber switches to expand our fiber offering into the IoT market.

Our product offering includes our EMS network management software, providing built-in automation to help configure, manage, monitor, safeguard, install and maintain complex, hybrid networks of thousands of elements remotely. Our EMS management Software was enhanced to support these new products and strengthened with advanced security features to support better cyber production and meet DoW demands. Our products are also built for future integration with enhanced security services we may introduce in the future.

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

A fifth product group is the Gigaline 9000, addressing large MDUs buildings and hospitality properties in increments of hundreds of units that can scale and provide Coax based modernization to Gigabit connectivity without the need to rewire and rather use existing cable TV infrastructure.

We aim to continue developing our technology to include more system-wide security and further hybridity across all types of infrastructure. We will also seek to include cutting-edge computing capabilities to serve all connectivity needs for our IoT customers, in an effective and easily deployable way, while maintaining our commitment to serve our existing Telco customers.

We believe that our strong reputation as a provider of high-quality solutions, and the trust we gain from being recognized as a solid solution provider by prominent customers (such as the U.S. DoW) help us execute our strategy.

Products

●	Gigaline 800/900/5000/6000/9000 Series. Advanced, software managed, temperature and cyber-hardened, layer 2 and layer 3, hybrid-fiber-copper-COAX switching devices, at multi-gigabit speeds of up to 10Gbps. These devices deliver a much broader selection of solutions for large and small networks, at higher speeds, and better security, in support of hybrid-fiber networks that contain more fiber, and covering ITS and MDU markets. In MDU, our Gigaline 900 and 9000 Series allow us to address from small, dozen unit to large, hundreds-to-thousands unit buildings.

●	MetaLight ML500/600/700/Series. EADs (Ethernet Access Devices) are a series of products which are cost efficient, compact and hardened Ethernet switches for long-distance hybrid-fiber networks, located near the IoT devices connected to the network. For example, our EAD is used to connect street traffic lights and nearby controllers, cameras and IoT devices to the traffic control center, where either fiber, copper or coax infrastructure cabling exists. This product family can be installed either indoors or outdoors, including under extreme weather conditions.

●	MetaShield. is a cyber-security, cyber-aware networking solution, an AI-powered, asset intelligence and threat management that comes as part of the network. Its objective is to continuously monitor IoT devices for cyber-risks, network behaviors, trends and overall health, to detect cyber attacks and operational anomalies, to document such performance tracking and provide compliance reports, and to automatically-correct the vulnerabilities, anomalies and attacks that it identifies. It is a cloud-base Software-as-a-service solution, that can be a stand-alone solution that works on any network, or, integrated with our networking solutions.

●	ML2300 Aggregator Series. This product is designed for large, medium, and small aggregation/operating and control centers. Network aggregators can connect hundreds of locations or elements. For example, control centers of highways could use such aggregators to communicate with hundreds of EADs installed in cabinets along highways in order to securely connect IoT devices (e.g. security cameras) to the highway network.

●	XR239 Series. This product is installed on long copper lines and can be remotely powered from the data lines themselves, while a special algorithm (Dynamic Spectral Software) is ensuring minimal interference with other signals running on adjacent conduits in the same cable. It features a repeater to extend connectivity range to long distances, in some cases up to 100Km. The repeater is installed outdoors and is resistant to cold, hot, rain, ice or snow. Our repeaters have been installed along rail systems in Alaska and Canada and have been safely performing for more than five years.

●	Advanced MetaLIGHT/Gigaline EMS software. Our EMS (Element Management Systems) software enable remote management, monitoring, maintenance, and configuration of the installed equipment in the network. It is designed to monitor, control and configure our network elements in the field, locally or remotely, for networks of various scales up to thousands of elements. Our implementation during 2021 and 2022 for our end-user customer Highways England, as an example, is using such EMS systems to control thousands of EADs connecting IoT devices along thousands of highway miles. It includes detailed monitoring, logging and tracking of functions both locally and remotely, to allow for easy debugging and configuration of networks, security management, graphical display of network topologies, management of licenses, remote software download, and connectivity to other network and management systems. EMS may also manage other software keys and elements (for example, for encryption or other cyber-safety functions), for which customers may pay separately for the licenses.

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

Product Specifications

Our products use advanced signal processing implemented at the system level, with an approach that treats multiple copper lines as one multi-line channel, which we believe to achieve the following benefits:

●	Speeds ranging from 10Mbps to 10Gbps; distances up to 100Km (speeds a lower for longer distances) infrastructure

Supporting any hybrid combination of new Fiber infrastructure and existing copper and coax infrastructure, supporting data security an encryption protocols, certified for FIPS by US DoW labs; supporting outdoor hardened environmental requirements dense and compact to save space and allow for flexible location setting.

●	Automatic calibration tools and automated management software enable hassle-free installation withing hours vs. weeks over existing wiring.

●	Improve communication reliability even if copper lines are of poor quality, so that network operators can, in most cases, guarantee their customers what we believe are Service Level Availabilities (SLAs) and uptime similar to that of fiber optic infrastructure regardless of the media used, and uptime that allows our customers to support mission-critical applications.

In addition to these main benefits, we have focused our efforts and implemented technologies in our products in order to achieve the following:

●	Transmission in the copper lines to take into account signals in neighboring lines to minimize crosstalk interference and be “Spectrally Friendly”;

●	Multi-line spatial coding scrambling of data in a way that enhances connection immunity to interference, and makes tapping into the data very difficult;

●	Integration of remote powering and data on the same copper pairs;

●	Minimizing transmission delay to support delay-sensitive applications; and

●	Ability to safely, and accurately transmit clock signals for cellular base station synchronization (not available yet for 5G).

Since our inception, our business has been focused on serving telecommunication service providers (Telecom), also known as Telcos, for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business while maintaining our commitment to our existing Telecom customers.

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

We believe our products offer a unique solution on the market in terms of value, by providing the following:

●	High performance hybrid-fiber communication system:

●	Speeds from 10Mbps to 10Gbps;

●	Reach of up to 100Km (speed declines over long distances in copper);

●	Robust connectivity allowing Gigabit-grade service SLAs in various harsh environments over copper, coax or fiber; and

●	Rapid installation in hours vs. weeks or months if new infrastructure is needed.

●	Cyber-protection on several levels, including Triple Shield Protection:

●	Multi-line data scrambling and coding (copper);

●	256-bit system-wide encryption; and

●	System level protection (encryption and other protections) of management software, operating system and traffic flow.

Military — grade, DoW certified FIPS cyber protection

●	Dense, feature-full design to replace multiple alternative elements in the market, and allow for installation that is compact, lower cost and power saving:

●	Advanced switching functions supporting complex network topologies;

●	Support for both advanced, digital IoT devices as well as existing analog devices with serial interfaces — to save the need to replace these devices while allowing them to join the digital network;

●	Power feeding for cameras and other IoT devices with the data cable;

●	Ability to install our IoT building blocks in remote locations with no power. Power can be provided from the communication line;

●	Ability to provide precise synchronization over the communication lines to base stations;

●	Routing functions; and

●	Support for spectrally-friendly reach extenders up to 100Km with minimal impact on other communication lines.

●	Automated software tools for installation and management (including automated line calibration and configuration recognition during installation to avoid manual work, advanced management systems that allow remote troubleshooting of any line connected to the system to save on operation and management time)

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

Our Sales and Marketing Strategy

We operate through two regions — Americas and International (consisting of EMEA, or Europe, Middle East and Africa, and APAC, or Asia Pacific) in a matrix with a vertical structure that is described below. Our sales and support teams are currently located in the United States, Mexico, Germany, Israel, and India. We also execute our sales and marketing plan through a multi-channel by vertical global approach that combines our expertise with the expertise of our trusted business partners. Our current business partners, as well as the partners we will seek in the future, are system integrators, distributors, contractors, resellers, and consultants. Our business partners are currently located in North America, Central America, Europe, India, Singapore, China, Australia, Vietnam and Japan. Once we identify a relevant business opportunity in a new territory, we seek to partner with local business partners or agents. We believe our strong brand name of high-quality communication solutions, as well as the credibility we gain with esteemed customers such as the U.S. DoW, enhances our ability to provide our products and services. For example, we maintain UL laboratories compliance with FIPS 140-3 cybersecurity standard required by the DoW and the Joint Interoperability Test Command (JITC) labs approval of the Company’s products for cybersecurity and interoperability, putting the products in the DoW Approved Products List (APL).

We operate a vertical-based marketing plan where we dedicate tailored solutions and individual resources to each specific vertical. Our verticals include Intelligent Traffic Systems (ITS), rail, smart city, Telecom, utilities, federal and military.

Federal and Military

Our current and future federal and military federal aviation authorities, US military, Air Force and Navy bases, and other government and military facilities. The Federal and US Military environments operate millions of connection points that are excessively outdated. By addressing them with any infrastructure existing currently, we help them modernize quickly and achieve project completion fast. Since late 2025, we started focusing our sales efforts into the Programs of Record (PoRs) in the Department of War (DoW). These PoRs are running in the various branches of the DoW, and our efforts are aimed at becoming designed into several of them as the default technology for the relevant elements. In addition, we continue to answer to needs raised more tactically in specific locations and bases within the DoW. We believe that such dual approach is effective in order to further support our growth.

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

MDU and Telco

MDU include apartment buildings and condominiums, as well as hospitality properties such as hotels and resorts. Existing MDUs (there are 20 million buildings of five units or more in the U.S., who are built before the year 2000), therefore, carrying aged infrastructure, particularly network cabling. We provide MDUs both inside and outside of building solutions to modernize and protect communication using existing infrastructure, reaching Gigabit speed and quality at a fraction of the cost and time.

In addition, we serve our legacy Telco customers, by supporting communication service providers of both wired and wireless services (including 4G and 5G). The types of applications within this vertical requiring communication include enterprise offices, branch offices, residential buildings, educational facilities and back-haul for mobile base stations. In 2025, we launched MetaLight 650SV, helping veteran legacy network T1 connections converge with existing fiber networks.

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

In December 2024, we launched our MetaShield AI-Powered SaaS solution, under Actelis’ ‘Cyber Aware Networking’ initiative. This includes a software based platform designed as an intelligence layer integrated into Actelis’ networking devices, leverages the network’s power and proximity to IoT devices to monitor and protect physical assets such as cameras, sensors, and other devices at the edge, enabling corrective actions before issues propagate throughout the network.

Competition

We compete in markets for networking and communications services and solutions for service providers, businesses, government agencies and other organizations worldwide. While our hybrid-fiber offerings are unique in our opinion, providing the highest value to network operators, our customer may still elect to implement their networks in other ways.

As such we compete with a number of companies in the markets we serve. In ITS, our key competitors include Moxa Technologies, FlexDSL Telecommunications AG, EtherWAN Systems, Inc. and Belden Inc. In the MDU markets, our competition includes companies such as InCoax, Positron and ReadyLinks.

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

We are investing in growing our sales, channel management and support teams, and dedicate resources which specialize in specific verticals in each of the theaters. During 2025, we upgraded our capabilities in Federal and Military sales and marketing by hiring a Chief Revenue Officer, Americas and a Director of Federal sales, both veterans of those markets. Our new hires help us implement a new strategy through the US Department of War Programs of Record (PoR) to generate much more scalable growth in this vast market.

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

Expansion in Cybersecurity, Recurring Revenue Model, Cyber monitoring services

Cybersecurity is essential for networking infrastructure. Such security must be addressed at the data traffic, switching, and network management level. Encryption is a fundamental building block to achieve the necessary protection, preferably at a low networking layer. Our products are already capable of delivering sensitive information for many critical applications, and we are investing more in making this a strong differentiator, and to have our products recognized as the most cyber-safe IoT building blocks in the growing secure IoT communication market.

To that end, we launched MetaShield and we offer a SaaS, AI based cyber-security and operational continuity monitoring and mitigation software platform. Additionally, our customers are bound by elevated security standards requiring them to identify new vulnerabilities in the systems they operate, including our networking solutions that are installed in their environments. In 2025 we started to market vulnerability scanning, analytics and monitoring to the customers who require it and believe this initiative will expand further as more and more are required by their parent organizations or authorities to declare such compliance.

United States’ Bipartisan Infrastructure Law

In November 2021, Former President Biden signed the Bipartisan Infrastructure Law to invest approximately $1.2 trillion to significantly upgrade the United States’ infrastructure. Specifically, the Bipartisan Infrastructure Law mandates investing the following amounts: $110 billion to rebuild many of America’s roads and bridges; $39 billion in public transit; $66 billion in high-speed rail; $108 billion to upgrade the nation’s electricity grid; $55 billion to expand access to clean drinking water; $25 billion to modernize several US airports; $650 billion in previous authorized funding for roads including nearly $300 billion for the Highway Trust Fund; and $65 billion to ensure that every American has access to high-speed internet through deploying broadband infrastructure. Part of the latter is the Broadband Equity Access and Deployment Program (the “BEAD”). The BEAD Program provides $42.45 billion to expand high-speed Internet access by funding planning, infrastructure deployment and adoption programs. All 50 states, the District of Columbia, and the five territories participating in the Broadband Equity, Access, and Deployment (BEAD) program have approved Internet for All plans and approximately $28 billion were ear-marked in total for all states. We believe that we have a significant positive contribution of value through our solutions to the BEAD projects, and we are pursuing funded programs where we look to offer our products.

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

Human Capital Resources

As of December 31, 2025, we had approximately 51 employees and contractors, of which 39 were full-time employees, including 13 in sales and marketing, 20 in research development, engineering, and operations and 6 in general and administration. We have approximately 34 employees and contractors in Israel, 15 in the U.S., ,1 in Europe and 1 in Asia. Our U.S.-based employees are employed through a Professional Employer Organization, providing employee benefits and services.

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

Government Regulation

Our products are required to be certified for safety and local standards in each country that we sell in as needed. In the United States, Canada, Europe, and Japan our products are UL certified (safety), EN (emissions Regulation), VCCI (Japanese emissions standard), CISPR (European emission standard), ICES (Canadian radio frequency emissions standards), ETSI (European electromagnetic compatibility standard), CFR (US Federal Broadcasting Regulation), as well as IEC (European Safety Standard). We have also received the JITC (Joint Interoperability Test Command) certification of meeting certain cybersecurity standards required by the DoW.

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

We have registered Actelis Networks as a service trademark in the United States, and we are the registered holder of the domain name Actelis.com that includes “Actelis Networks, Inc.”. Out of 29 patents that we were granted in the United States, 13 are registered and current while the remaining 16 expired. Out of 6 patents we were granted in Europe, 3 are registered and current while the remaining 3 expired, 1 registered patent in Indonesia, one pending application in Brazil, all of which in the general area of high-speed carrier class Ethernet service and transport over bonded VDSL2, G.SHDSL as well as Fiber G.fast and G.hn protocols covering various aspects of our technology. While we continue to consult with counsel on the advisability to seek patent protection of some of our algorithms, we rely heavily on trade secrets to protect our intellectual property around our technology. While we continue to consult with counsel on the advisability to seek patent protection of some of our algorithms, we rely heavily on trade secrets to protect our intellectual property around our technology.

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

Corporate Information

We were incorporated in Delaware in 1998. We completed our initial public offering on May 17, 2022 and our common stock is currently listed on the Nasdaq Capital Market under the symbol “ASNS.” Our principal executive offices are located at 710 Lakeway Drive, Suite 200, Sunnyvale, CA 94085, and our telephone number is (510)-545-1040.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 24, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. These key risks, include, but are not limited to, the following:

Risks Related to Our Business

●	We have a history of net losses, may incur substantial net losses in the future, and may not achieve or sustain profitability or growth in future periods. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.

●	We have negative cash flow from our operations and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our shares of common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with the Nasdaq’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

●	Our financial condition raises substantial doubt as to our ability to continue as a going concern.

●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

●	Prolonged inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in customer spending results in lower sales.

●	We may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

●	Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

●	To support our business growth, in the past years we increased our focus on serving certain IoT verticals, while continuing to serve our existing Telco customers. This change in our strategy may make it more difficult to evaluate our business growth and future prospects, and may increase the risk that we will not be successful in our plans.

●	We may be ineffective in our sales and marketing efforts.

●	We outsource our product manufacturing and are dependent on our key manufacturers, and on our component and OEM suppliers. We are susceptible to problems, and have encountered problems in the past, in connection with procurement, decreasing quality, reliability, and protectability.

●	Demand for our products and solutions may not grow or may decline.

●	Our gross margins may not increase or may deteriorate.

●	Changes in the price and availability of our raw materials and shipping could be detrimental to our profitability.

●	Expanding our operations and marketing efforts to meet expected growth may impact profitability if actual growth is less than expected.

●	If our internal Company cyber-security measures are breached or fail and unauthorized access is obtained to our IT environment, we may incur significant losses of data, which we may not be able to recover and may experience a delay in our ability to conduct our day-to-day business.

●	We provide cyber security features as part of our products that may not completely prevent information security breaches, and our products are installed in live customer environments and may be compromised by cyber-attacks and damage customer assets.

●	We depend on key information systems and third-party service providers.

●	We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

●	We may face the effects of increased competition and rapid technological changes.

●	Our results of operations are likely to fluctuate from quarter to quarter and year to year, which could adversely affect the trading price of our common stock.

●	The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.

●	Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Risks Related to Protecting Our Technology and Intellectual Property

●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	Our patents and proprietary technology may be challenged or disputed.

●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

●	The lives of our patents may not be sufficient to effectively protect our products and business.

Risks Related to Managing Our Business Operations in Israel

●	Geo-Political conditions in the Middle East and in Israel, where our research and development facilities are located, may harm our operations.

●	Actelis Israel received Israeli government grants for certain of our research and development activities, the terms of which require us to pay royalties and satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. If we fail to satisfy these conditions, we may be required to pay penalties and refund grants previously received.

●	We may be adversely affected by fluctuations in the currency exchange rate of the Israeli Shekel.

●	Unanticipated changes in our effective tax rate and additional tax liabilities, including those resulting from our international operations or the implementation of new tax rules, could harm our future results.

Risks Related to our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our commons stock.

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

We have incurred net losses in recent years, and we may not achieve or maintain profitability in the future. We experienced a net loss of $8.3 million and $4.4 million in the years ended December 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $52 million as of December 31, 2025. We cannot predict when or whether we will reach or maintain profitability.

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

We have incurred significant losses and negative cash flows from operations and incurred losses of $8.3 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we had negative cash flows from operations of $7.7 million and $6.5 million, respectively. As of December 31, 2025, our accumulated deficit was $52 million. We have funded our operations to date through equity and debt financing and have cash on hand (including short term bank deposits and restricted cash equivalents) of $4.4 million and long-term restricted bank deposits of $30 thousand and long term deposit of $91 thousand as of December 31, 2025. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we will not succeed in generating sufficient cash flow or completing additional financing, then it will need to execute a cost reduction plan that has been prepared. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for its operations.

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

Our financial condition raises substantial doubt as to our ability to continue as a going concern

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern. These events and conditions, along with other matters, indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. This going concern determination could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further financial statements includes an explanatory paragraph with respect to our ability to continue as a going concern. There can be no assurance that we will succeed in generating sufficient revenues from our product sales to continue our operations as a going concern. If funds are not available to us, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. This raises substantial doubts about our ability to continue as a going concern.

Our shares of common stock could be delisted from the Nasdaq Capital Market if we fail to regain compliance with the Nasdaq’s stockholders’ equity continued listing standards. Our ability to publicly or privately sell equity securities and the liquidity of our shares of common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

On August 25, 2023, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to comply with the Minimum Shareholders’ Equity Requirement or any alternatives to such requirement. In order to maintain our listing on the Nasdaq Capital Market, we submitted a plan of compliance addressing how we intended to regain compliance. On March 27, 2024, we received a delist determination letter from Nasdaq advising us that the Staff had determined to delist our securities from Nasdaq due to non-compliance with the Minimum Shareholders’ Equity Requirement, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel.

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

On May 12, 2025, Nasdaq notified us (the “Notification Letter”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires our Common Stock to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”). The Notification Letter had no immediate effect on the listing or trading of our Common Stock on Nasdaq and, at this time, the Common Stock will continue to trade on Nasdaq under the symbol “ASNS”. The Notification Letter provided that we have 180 calendar days, or until November 10, 2025, to regain compliance with the Bid Price Rule.

On August 19, 2025, we received written notice from Nasdaq stating that, due to the Company’s non-compliance with the Minimum Shareholders’ Equity Requirement as of June 30, 2025, and because, pursuant to Listing Rule 5815(d)(4)(B), the Company remained subject to a mandatory hearing panel monitor through August 27, 2025, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requests a hearing before the Panel. The Company has its hearing with the Panel on September 30, 2025.

At the hearing, the Company presented its plan to evidence compliance with the Equity Rule and all other applicable criteria for continued listing on The Nasdaq Capital Market, and requested to remain listed subject to its plan to regain compliance.

On October 28, 2025, we received a listing decision from Nasdaq notifying us that the Panel determined that the Company evidenced compliance with the Shareholders’ Equity Requirement.

The Panel also granted the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an exception through December 5, 2025, to regain compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1). In order to evidence compliance with the bid price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive business days. On November 7, 2025, we held a special meeting of shareholders where our shareholders approved, among other things, the Reverse Split. The Reverse Split was effected on November 18, 2025.

On December 3, 2025, the Company received formal notice from Nasdaq that the Company has regained compliance with the Bid Price Rule and evidenced compliance with all other applicable criteria for continued listing on Nasdaq. Accordingly, the previously disclosed listing matter has been closed.

The Company will remain subject to a one-year “Panel Monitor”, as contemplated by Nasdaq Listing Rule 5815(d)(4)(A), through December 5, 2026. If during that period the Company fails to satisfy any of the criteria for continued listing on Nasdaq, the Staff may not grant the Company additional time to regain compliance. Rather, Nasdaq will issue a delist determination, which the Company may address by requesting a new hearing before the Nasdaq Hearings Panel.

On February 4, 2026, we received a written notice Nasdaq indicating that the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market.

As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain compliance with the Bid Price Rule. While companies are typically afforded a 180-calendar-day compliance period to comply with the Bid Price Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore is subject to immediate delisting.

As further disclosed in the Notice, the Company had the right to request a hearing and that a hearing request would result in a stay of any suspension or delisting action pending the conclusion of the hearings process. Accordingly, on February 11, 2026, the Company requested a hearing before the Panel, which served to stay any further suspension or delisting action through the hearing or any extension the Panel provides following the hearing.

At the hearing, the Company intends to take all reasonable measures available and is going to present a plan to regain compliance with the Bid Price Rule and remain listed on Nasdaq to the Panel. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or maintain compliance with all other Nasdaq continued listing requirements.

In connection with the Company’s entry into the Common Stock Purchase Agreement with White Lion as described below, if the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount (as defined below) will increase subject to the terms of the Delisting Penalty Provision in the Common Stock Purchase Agreement. See “Item 1-Business-Recent Developments-Equity Line of Credit Agreement” for additional information.

On January 26, 2026, Nasdaq filed a rule proposal with the SEC that would permit the immediate suspension and delisting of a company listed on the Nasdaq Capital Market if its market value of listed securities remains below $5 million for 30 consecutive business days. As of the date of this Annual Report, our market value of listed securities is below $5 million and if this rule were to go into effect and we are unable to increase our market value of listed securities above $5 million, we would become subject to immediate suspension and delisting.

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our shares of common stock on Nasdaq. If we fail to satisfy the continued listing requirements of Nasdaq, such as minimum stockholders’ equity requirements or minimum bid price requirements, Nasdaq may take steps to delist our shares of common stock. Such a delisting would have a negative effect on the price of our shares of common stock, impair the ability to sell or purchase our shares of common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of us. Delisting could also result in a determination that our shares of common stock are a “penny stock,” which would require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our shares of common stock. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our shares of common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our shares of common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Inflation rates, particularly in the United States, have increased in 2022 through 2025 at levels not seen in years in many countries where our customers reside. Continued and increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could have a material and adverse effect on our business, results of operations and financial condition. Accordingly, the U.S. dollar has strengthened against foreign currencies as a result of the United States Federal Reserve’s actions to lower inflation, which is affecting our business partners, where they sell local currency to the end-user of our products and services.

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

In February 2024, we entered into a new credit line facility from an Israeli bank of up to $1.5 million (the “Credit Line”). The Credit Line is secured by customer invoices and will incur interest at a Federal SOFR rate plus 5.5%. The Credit Line has been extended until February 1, 2026. The current balance outstanding is approximately $36,000. As of the date hereof, the Company has not further extended the credit facility; however, it may do so in the future.

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

Since our inception, our business was focused on serving Telcos for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and rolled out additional products, we turned our focus on serving the IoT markets. Our operations are focused on our fast-growing IoT business, while maintaining our commitment to our existing Telco customers. A portion of our revenue continues to be derived from our existing Telco customers. For the years ended December 31, 2025 and December 31, 2024, our Telco customers in the aggregate decreased by 1% from approximately 28% of our revenues in the year ended December 31, 2024, to 27% in the year ended December 31, 2025.

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

We currently derive a significant portion of our revenue from a limited number of our customers. For the years ended December 31, 2025 and December 31, 2024, our top ten customers in the aggregate accounted for approximately 62% and 74% of our revenues.

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

We hold certain patent and trade secret rights relating to various aspects of our technologies, which are of material importance to the Company and its future prospects. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents or may be able to design alternative techniques or devices that avoid infringement of our patents or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We do not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Our patents issued as of March 20, 2025 will expire on dates ranging up to October 31, 2038, subject to any patent extensions that may be available for such patents. More specifically, the following patents will expire over the next three years:, US7606315, US7613235, EP1943827, EP3459181, GB2556826, MX279453, US7587042, IDP0030744.

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

Risks Related to Managing Our Business Operations in Israel

Geo-Political conditions in the Middle East and in Israel, where our research and development facilities are located, may harm our operations.

Our office where we conduct our research and development, operations, sales outside the Americas, and administration activities, is located in Israel. Many of our employees are residents of Israel. Most of our officers and directors are residents of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas (an Islamist terror and political group in the Gaza Strip), Hezbollah (an Islamist terror and political group in Lebanon), and Iran, including its accomplices.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict. In March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in southern Lebanon.

On February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region

As of the date of this annual report, we have not been impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this annual report, we currently have 39 full-time employees, with 33 employees located in Israel and 6 employees located outside of Israel.

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

Our wholly owned subsidiary, Actelis Israel, which manages our research and development efforts, has been financed in part through royalty-bearing grants in an aggregate amount of approximately $14 million (plus accrued interest), received from the Israeli Innovation Authority (formerly known as the Office of the Chief Scientist of the Israeli Ministry of Economy), or the IIA, as of December 31, 2025. We are committed to pay royalties at a rate of 3% on revenues up to the total amount of grants received, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to U.S. dollar deposits.

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

A significant amount of our expenses are presented in Israeli Shekels, both expenses from employees and suppliers. Our customers buy our products priced in US dollars or Euros. The strengthening of the shekel against the dollar and the euro could erode our profitability. For example, the dollar depreciated against the NIS during 2025 by approximately 12.5%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

Although as of December 31, 2025, the company reported that it has effective internal controls over financial reporting, there can be no assurance that we will not suffer from material weaknesses or significant deficiencies in the future. If we fail to maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our ordinary shares. Additionally, failure to remediate the material weakness or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404, however they will not be required to do so for so long as we are an emerging growth company. We could be an emerging growth company for up to five years (i.e., until December 31, 2027). An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Our amended and restated certificate of incorporation, or the Charter, authorizes us to issue up to 42,803,774 shares consisting of 30,000,000 shares of common stock with a par value of $0.0001 per share, 2,803,774 shares of non-voting common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2025, we had 8,058,392 outstanding shares of common stock and no outstanding shares of preferred stock.

In addition, as of such date, approximately 3,853 shares of common stock were issuable upon the exercise of outstanding stock options and 173,473 shares vesting of restricted stock units. Moreover, as of that date, approximately 6,750 shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan. In addition, as of such date, none shares of common stock are issuable pursuant to our ATM Program with HCW.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock.

The market price of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets and/or publicly listed technology companies;

●	actual or anticipated fluctuations in our net revenues or other operating metrics;

●	changes in the financial projections we provide to the public or our failure to meet these projections;

●	the exercise of currently outstanding warrants in large numbers, which may cause downward pressure on our stock price;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

●	the economy as a whole and market conditions in our industry;

●	political and economic stability in Israel;

●	exchange rate fluctuations between U.S. dollars and Israeli New Shekel;

●	rumors and market speculation involving us or other companies in our industry;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	lawsuits threatened or filed against us;

●	recruitment or departure of key personnel;

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

●	the expiration of contractual lock-up or market standoff agreements.

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

ITEM 2. PROPERTIES.

We had leased a facility in Fremont, California, which consisted of approximately 3,000 square feet of office, lab and warehouse space through October 2025. We vacated the Fremont facility on November 6, 2025 and moved our business location to a Regus/HQ.com hosted facility in Sunnyvale, and established a service agreement with a Loveland, CO based company to host our inventory, testing lab and provide services as needed for customer success. Our occupation of the Sunnyvale facility runs on a monthly basis, with an initial one-year commitment which runs through October 2026. Our inventory hosting services in Loveland will run on a continuous basis until terminated.

The lease in Petach Tikva, Israel terminated December 31, 2025 and we signed a new amendment with the same landlord in the same building for a different suite and warehouse approximately 50% smaller for through December 2027. This downsizing effort was done in an effort to refit our lease to conform to our current needs and for cost savings purposes.

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

Stockholders

As of March 15, 2026, we had 26,725,763 outstanding shares of common stock outstanding, including treasury shares, no outstanding shares of preferred stock, and approximately 49 holders of record of our outstanding shares of common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 2025, the Company did not make any repurchases of its shares of common stock.

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

Overview

Actelis Networks, Inc. (“Actelis,” “we,” “us,” “our,” “the Company,” “our company”) is a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area IoT applications including federal, state and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom and campus applications. Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

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

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection. We are also working to introduce additional capabilities for network-wide cyber protection software as an additional SW and license-based services.

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

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with more than 100 telecommunication service providers worldwide, in enterprise, residential and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT, federal and DoW markets, as well as multi-dwelling units, and introduced, in 2024, our cyber-aware networking solutions for IoT markets as well.

Our operations are focused on our fast-growing federal and DoW markets, Intelligent Transportation and MDUs while maintaining our commitment to our existing Telco customers. In 2024, we introduced new product offering, some of which could serve both the IoT markets and our Telco customers.

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

We derive a majority of our revenues from our existing and new IoT (including federal and DoW) customers. For the years ended December 31, 2025 and December 31, 2024, our IoT customers in the aggregate accounted for approximately 73% and 72% of our revenues, respectively.

We derive a significant portion of our revenues from a limited number of our customers. For the years ended December 31, 2025 and December 31, 2024, our top ten customers in the aggregate accounted for approximately 62% and 74% of our revenues.

In February 2024, we entered into the Credit Line. The Credit Line is secured by customer invoices and incurs interest at a Federal SOFR rate plus 5.5%. The Credit Line was extended until February 1, 2026. As of the date hereof, the Company has not further extended the credit facility; however, it may do so in the future.

The Credit Line balance drawn is examined every month, adjusted up to every three months, and the repayment of the Credit Line is made up to every three months subject to the expiration of the financing period for the invoices that were financed. We may refinance newly issued invoices at any time up to the Credit Line limit and subject to the terms of the Credit Line. As of December 31, 2025 the current balance outstanding is approximately $479,234.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2025	2024
	(dollars in thousands)
Revenues	3,671	7,760
Cost of revenues	2,453	3,490
Gross profit	1,218	4,270
Research and development expenses	2,638	2,383
Sales and marketing, net	2,866	2,639
General and administrative	2,899	3,169
Other Income, net	-	(163)
Operating loss	(7,185)	(3,758)
Interest expenses	(251)	(618)
Other financial income (expense), net	(825)	2
Net Comprehensive Loss for the year	(8,261)	(4,374)

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenues

Our revenues for the year ended December 31, 2025 amounted to $3.7 million, compared to $7.8 million for the year ended December 31, 2024. The decrease was primarily attributable to software and services renewal last year for 2 years which will be up for renewal in 2027, as well as a large deal to the City of Washington D.C. last year, while 2025’s revenues are more backend loaded.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2025, amounted to $2.5 million compared to $3.5 million for the year ended December 31, 2024. The decrease from the corresponding period was primarily attributable to a decrease in sales which led to a decline in variable costs and fixed cost remaining constant.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2025, amounted to $2.6 million compared to $2.4 million for the year ended December 31, 2024. The increase is due to the strengthening of the Israeli shekel against the U.S. dollar which led to an increase in expenditure by approximately $151,000.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2025, amounted to $2.9 million compared to $2.6 million for the year ended December 31, 2024. The increase was primarily attributable to engaging consultants to expand market reach in primarily the government sector.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2025, amounted to $2.9 million compared to $3.2 million for the year ended December 31, 2024. The decrease was mainly due to cost reduction measures taken, while these benefits were offset by higher costs driven by the strengthening of the Israeli shekel against the U.S. dollar.

Other Income

We had no other Income for the year ended December 31, 2025, compared to $163,000 for the year ended December 31, 2024. The income in 2024 is related to government grant from the State of Israel associated with the Iron Swords war.

Operating Loss

Our operating loss for the year ended December 31, 2025, was $7.2 million, compared to an operating loss of $3.8 million for the year ended December 31, 2024. The increase was mainly due to the decline in sales, while operating expenditure remained consistent and increased operating expenses by $0.3 million driven by the strengthening of the Israeli shekel against the U.S. dollar by approximately 7%.

Financial Expenses (income), Net

Our financial expenses, net for the year ended December 31, 2025, was approximately $1.08 million of interest expense, compared to $620,000 for the year ended December 31, 2024 The increase is mainly due to expenditure of $750,000 related to the Commitment Fee under the Common Stock Purchase Agreement payable in common shares issuance.

Net Loss

Our net loss for the year ended December 31, 2025 was $8.3 million, compared to a net loss of $4.4 million for the year ended December 31, 2024. This increase was primarily attributable to lower sales while operating expenditure remained consistent, as well as due to a one-time financial commitment expenditure of $750,000. In addition, the Israeli shekel strengthened by an average of 7% against the U.S. dollar, leading to higher operating expenses and contributing to increase in net loss.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$3,671	$7,760
GAAP net loss	(8,261)	(4,374)
Interest Expense	251	618
Other financial expense (income), net	825	(2)
Tax Expense	-	103
Fixed asset depreciation expense	20	26
Stock based compensation	309	337
Other one-time costs and expenses/(income)	-	(189)
Non-GAAP Adjusted EBITDA	(6,856)	(3,481)
GAAP net loss margin	(225)%	(56.37)%
Adjusted EBITDA margin	(186.73)%	(44.86)%

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

	For the year ended December 31
(U.S. dollars in thousands)	2025	2024
Revenues	$3,671	$7,760

Non-GAAP Adjusted EBITDA	(6,856)	(3,481)

As a percentage of revenues	(186.73)%	(44.86)%

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

July 2025 Private Placement

On June 30, 2025, we entered into the July 2025 Purchase Agreement with certain accredited Investors, pursuant to which we agreed to issue and sell to the Investors in the July 2025 Private Placement (a) 162,602 shares of Common Stock, (b) Series A-3 Warrants to purchase up to 162,602 shares of Common Stock, and (c) Series A-4 Warrants to purchase up to 325,204 shares of Common Stock, for a purchase price of $6.15 per share and related July 2025 Common Warrants, for a total aggregate gross proceeds of approximately $1 million. The July 2025 Private Placement closed on July 2, 2025.

The Series A-3 Warrants have an exercise price of $6.15 per share, are exercisable commencing on the July 2025 Shareholder Approval Date and expire five years following the July 2025 Shareholder Approval Date. On November 7, 2025, the July 2025 Shareholder Approval was obtained in a special meeting of our shareholders, resulting in the July 2025 Shareholder Approval Date being such date.

The Series A-4 Warrants have an exercise price of $6.15 per share, are exercisable commencing on the July 2025 Shareholder Approval Date and expire eighteen months following the July 2025 Shareholder Approval Date.

HCW acted as the Placement Agent for the issuance and sale of the Securities. The Company has agreed to pay an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Offering and $35,000 for accountable expenses to the placement agent. The Company also agreed to issue to the Placement Agent, or its designees, July 2025 Placement Agent Warrants to purchase up to 7.0% of the aggregate number of the shares of Common Stock sold to the Investors (or warrants to purchase up to 11,382 shares of Common Stock) at an exercise price per share of $7.688 which will be exercisable commencing on the July 2025 Shareholder Approval Date and a have term of five years after the July 2025 Shareholder Approval Date.

September 2025 Warrant Inducement

On September 2, 2025, we entered into the Inducement Letter with a Holder of certain of the Company’s Existing Warrants to purchase an aggregate of 427,020 shares of the Company’s common stock, consisting of (i) 127,119 warrants issued on December 20, 2023 with an expiration date of June 20, 2029 at an exercise price of $11.8 per share (ii) 99,967 warrants issued on June 6, 2024 with an expiration date of December 6, 2029 at an exercise price of $20.00 per share and (iii) 199,934 warrants issued on July 2, 2024 with an expiration date of July 2, 2026 at an exercise price of $17.50 per share.

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 427,020 shares of the Company’s common stock at a reduced exercise price of $3.70 per share in consideration of the Company’s agreement to issue the New Warrants, as descried below, to purchase up to an aggregate of 640,530 New Warrant Shares at an exercise price of $3.70 per share. The Company received aggregate gross proceeds of approximately $1.6 million from the exercise of the Existing Warrants by the Holder, before deducting financial advisory fees and other offering expenses payable by the Company.

Rodman & Renshaw LLC and HCW acted as financial advisors to the Company in connection with the transactions contemplated by the Inducement Letter. Pursuant to an engagement letter with HCW, the Company has agreed to pay the financial advisors a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder’s exercise of the Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants and $25,000 paid for non-accountable expenses. The Company has also agreed to issue to the financial advisors or their designees the Inducement Placement Agent Warrants to purchase up to 29,891 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants having a term of five years of Stockholder Approval (as defined below) except the Inducement Placement Agent Warrants will have an exercise price equal to $4.625 per share (125% of the exercise price of the Existing Warrants).

The New Warrants have an exercise price equal to $3.70 per share. The New Warrants will be exercisable from the effective date (the “Warrant Stockholder Approval Date”) of shareholder approval (“Stockholder Approval”), until (i) the five-year anniversary of such date for 340,629 of the New Warrants and (ii) the twenty-four-month anniversary of such date for 299,901 of the New Warrants. The exercise price and number of New Warrant Shares issuable upon exercise of the New Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rata distributions, reorganizations, or similar events affecting the Company’s common stock and the exercise price. On November 7, 2025, the Warrant Stockholder Approval was obtained in a special meeting of our shareholder, resulting in the Warrant Stockholder Approval Date being such date.

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on September 3, 2025.

Provided that the Inducement Letter prohibited the Company from entering into an agreement to effect any issuance by the Company involving a variable rate transaction, the Holder agreed to waive such prohibition with respect to the transactions contemplated by the ELOC Purchase Agreement, and signed an amendment to the Inducement Letter on October 9, 2025. Pursuant to such amendment, the Company issued to the Holder 10,000 warrants to purchase shares of common stock of the Company on similar terms as the Series A-1 Warrants.

Equity Line of Credit Agreement

On September 27, 2025, we entered into the Common Stock Purchase Agreement, with an effective date of October 1, 2025, and a related White Lion RRA with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $30,000,000 in aggregate Commitment Amount of newly issued shares of the Company’s Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

As consideration for White Lion’s irrevocable commitment to purchase the Company’s Common Stock up to the Commitment Amount, the Company agreed to issue shares of Common Stock to White Lion (the “Commitment Shares”) equal to $750,000 (the “Commitment Fee Amount”) divided by the lowest traded price of the Company’s common stock during the 30 business days prior to the issuance of the Commitment Shares. Upon mutual agreement with White Lion, the Company issued 1,704,545 pre-funded warrants to purchase shares of Common Stock exercisable into the Commitment Shares on December 31, 2025.

White Lion Private Placement

Concurrently on September 27, 2025, the Company entered into the PIPE Purchase Agreement with White Lion, pursuant to which the Company agreed to issue and sell to White Lion in a private placement (the “Offering”) (i) 87,177 shares of Common Stock, and (ii) White Lion Pre-Funded Warrants to purchase up to 312,823 shares of Common Stock (for a purchase price of $2.125 per share of Common Stock and $2.124 per White Lion Pre-Funded Warrant, for a total aggregate gross proceeds of approximately $850,000. The Offering closed on September 29, 2025.

The Company had a right to redeem 48,826 of the shares of Common Stock at a redemption price of $0.001 per share. The Company and White Lion have agreed that, in lieu of such redemption, on October 20, 2025, the Company reduced the number shares issuable pursuant upon exercise of the White Lion Pre-Funded Warrants by 48,826 shares, to 263,997.

The White Lion Pre-Funded Warrants are immediately exercisable at an exercise price of $0.001 per share of Common Stock and will not expire until exercised in full. However, the Company may not issue a number of shares of Common Stock pursuant to exercise of the White Lion Pre-Funded Warrants in an amount that will not exceed the Exchange Cap when combined with the number of Shares issued in the Offering, before shareholder approval for further issuance beyond the Exchange Cap is obtained. The Company intends to obtain such shareholder approval concurrently with the Shareholder Approval required for the issuance of shares of Common Stock under the Common Stock Purchase Agreement beyond the Exchange Cap.

December 2025 Offering

On December 17, 2025, we offered and sold in the December 2025 Offering (i) 4,352,500 shares of the Company’s Common Stock, (ii) 1,897,500 December 2025 Pre-Funded Warrants, and (iii) 6,250, December 2025 Common Warrants, at a purchase price of $0.80 per share of Common Stock and accompanying December 2025 Common Warrant, and $0.7999 per December 2025 Pre-Funded Warrant and accompanying December 2025 Common Warrant. Aggregate gross proceeds from the December 2025 Offering (without taking into account any proceeds from any future exercises of December 2025 Warrants) were approximately $5 million. The Offering closed on December 19, 2025.

The December 2025 Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share of Common Stock and will not expire until exercised in full.

Each December 2025 Common Warrant has an exercise price of $0.80 per share, is exercisable immediately on upon issuance and will expire on the five-year anniversary of the date of issuance.

HCW acted as the sole placement agent, on a “best efforts” basis, in connection with the Offering. On March 3, 2025, the Company and HCW had entered into the Engagement Agreement with the Company to serve as exclusive underwriter, agent or advisor in any offering of securities of the Company for a six-month term. The Engagement Agreement has been extended twice since its initial effectiveness and currently runs through March 12, 2026 . Under the Engagement Agreement, as extended, the Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company in the Offering, as well as a management fee equal to 1.0% of the gross proceeds raised in the Offering. The Company also agreed under the Engagement Agreement to reimburse the Placement Agent $25,000 for non-accountable expenses and up to $100,000 for fees and expenses of legal counsel and other out-of-pocket expenses of the Placement Agent in connection with the Offering. Pursuant to the Engagement Agreement, the Company will issue to the Placement Agent or its designees 437,500 December 2025 Placement Agent Warrants to purchase up to 437,500 shares of Common Stock, representing 7.0% of the sum of the Shares and Pre-Funded Warrants to be sold in the Offering. The December 2025 Placement Agent Warrants have an exercise price of $1.00 per share of Common Stock (representing 125% of the public offering price per Share and accompanying Common Warrant), are exercisable for five years from the date of the commencement of sales in this offering, and otherwise reflect substantially the same terms as the December 2025 Common Warrants. The Engagement Agreement contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

The net proceeds to the Company from the December 2025 Offering are approximately $4.46 million after deducting placement agent fees and estimated offering expenses payable by the Company. The Company intends to use the proceeds from the Offering for general corporate purposes.

In September 2024, we entered into the ATM Agreement with HCW pursuant to which we may offer and sell, at our option, up to $16.7 million of our shares of common stock through an at-the-market equity program under which HCW agreed to act as sales agent. As of the date of this report, we have sold 4,646,045 of our shares of common stock for total gross proceeds of approximately $4.7 million under the ATM program. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3, which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period.

We have incurred significant losses and negative cash flows from operations and net loss was $8.3 million and $4.4 million for the years ended December 31, 2025, and December 31, 2024, respectively. During the years ended December 31, 2025, and December 31, 2024, we had negative cash flows from operations of $8.1 million and $6.5 million, respectively.

As of December 31, 2025, our accumulated deficit was $52 million. We have funded our operations to date through equity and debt financing and have cash on hand (including short term bank deposits and restricted cash equivalents) of $4.4 million and long-term restricted bank deposits of $30 thousand and long term deposit of $91 thousand as of December 31, 2025. We monitor our cash flow projections on a current basis and take active measures to obtain the funding it requires to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to increase revenues by attracting and expanding its customer base or reducing cost structure. If we are not successful in generating sufficient cash flow or completing additional financing, including debt refinancing which shall release restricted cash, then we will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure. We expect to fund operations using cash on hand, through operational cash flows and raising additional proceeds. There are no assurances, however, that we will be able to generate the revenue necessary to support our cost structure or that we will be successful in obtaining the level of financing necessary for our operations. Management has evaluated the significance of these conditions and has determined that we do not have sufficient resources to meet our operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(7,694)	$(6,538)
Net cash (used in)/ provided by investing activities	(8)	197
Net cash provided by financing activities	9,797	3,093
Net change in cash	$2,095	$(3,248)

As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $4.4 million compared to $2.3 million of cash, cash equivalents and restricted cash as of December 31, 2024.

Cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash) amounted to $7.7 million for the year ended December 31, 2025, compared to $6.5 million for the year ended December 31, 2024. The increase from the corresponding period was mainly due to lower sales.

Net cash used by investing activities was $8,000 for the year ended December 31, 2025, compared to cash provided by investing activities of $197,000 for the year ended December 31, 2024. The decrease from the corresponding period was mainly due to the reduction in short-term bank deposits.

Net cash provided by financing activities was $9.8 million for the year ended December 31, 2025, compared to $3.1 million for the year ended December 31, 2024. The increase from the corresponding period was mainly driven by proceeds from sales of common stocks in an at the market (ATM) offering, proceeds from private placements which occurred in July and September 2025, a follow-on securities offering which occurred in December 2025 and proceeds from a warrant inducement transaction which occurred in September 2025.

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

Critical judgement and estimates

Critical judgement and estimates have been used primarily in estimating revenues and estimate of future usage of existing inventory to determine the net value of our inventory (see notes in financial statements).

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

We review and analyze the SSP ranges we have from time to time but no more than annually, which have not changed in 2025. In the future, SSP for our software and services could be impacted by various factors, including potential changes in our pricing practices, customer demand for our products and services, and various market or economic conditions. However, we consider the risk of significant volatility in our established SSP to be small given our historical transaction experience and internal processes to monitor SSP ranges on an ongoing basis and work with management in the event a trend that could impact the future ranges is detected.

Accounting standards updates not yet adopted

Please see Note 2 (ee) to our consolidated financial statements included elsewhere in this prospectus for information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ACTELIS NETWORKS, INC.

2025 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Actelis Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actelis Networks, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has an accumulated deficit as of December 31, 2025. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 18, 2026

We have served as the Company’s auditor since 2019.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2025	2024
Assets
CURRENT ASSETS:
Cash and cash equivalents		4,057	1,967
Restricted cash equivalents		305	300
Restricted bank deposit		76	-
Trade receivables, net of allowance for credit losses of $168 as of December 31, 2025, and December 31, 2024 respectively.		1,058	1,616
Inventories	3	2,461	2,436
Prepaid expenses and other current assets	4	634	584
TOTAL CURRENT ASSETS		8,591	6,903

NON-CURRENT ASSETS:
Property and equipment, net	5	26	38
Prepaid expenses		459	492
Restricted bank deposits		30	91
Severance pay fund		264	205
Operating lease right of use assets	6	69	410
Long-term deposits		91	86
TOTAL NON-CURRENT ASSETS		939	1,322

TOTAL ASSETS		9,530	8,225

ACTELIS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(U. S. dollars in thousands except for share and per share amounts)

		December 31
	Note	2025	2024
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Credit lines	8	479	774
Short term Loans	8	350	-
Trade payables		817	982
Deferred revenues		223	246
Employee and employee-related obligations		624	688
Accrued royalties	9	612	673
Current maturities of operating lease liabilities	6	14	415
Other current liabilities	7	373	805
TOTAL CURRENT LIABILITIES		3,492	4,583

NON-CURRENT LIABILITIES:
Long-term loans, net of current maturities	8	150	150
Deferred revenues		20	92
Operating lease liabilities, net of current maturities		23	6
Accrued severance		292	229
Pre-funded Warrants Liability	10	750	-
Other long-term liabilities		6	180
TOTAL NON-CURRENT LIABILITIES		1,241	657
TOTAL LIABILITIES		4,733	5,240

COMMITMENTS AND CONTINGENCIES	9

SHAREHOLDERS’ EQUITY (*):	11
Common stock, $0.0001 par value: 30,000,000 shares authorized; 8,058,392 and 762,316 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively.		1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized; No shares issued and outstanding as of December 31, 2025, and December 31, 2024.		-	-
Additional paid-in capital		57,119	47,046
Accumulated deficit		(52,323)	(44,062)
TOTAL SHAREHOLDERS’ EQUITY		4,797	2,985
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		9,530	8,225

*	Adjusted to reflect reverse stock split, see note 2(bb).

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U. S. dollars in thousands except for share and per share amounts)

		Year ended December 31
	Note	2025	2024

REVENUES	14	3,671	7,760
COST OF REVENUES		2,453	3,490
GROSS PROFIT		1,218	4,270

OPERATING EXPENSES:
Research and development expenses		2,638	2,383
Sales and marketing expenses		2,866	2,639
General and administrative expenses		2,899	3,169
Other Income		-	(163)
TOTAL OPERATING EXPENSES		8,403	8,028

OPERATING LOSS		(7,185)	(3,758)

Interest expenses		(251)	(618)
Other financial (expense) income, net	15	(825)	2
NET COMPREHENSIVE LOSS FOR THE YEAR		(8,261)	(4,374)

Net loss per share attributable to common shareholders – basic and diluted(*)	13	$(5.68)	$(8.5)
Weighted average number of common stocks used in computing net loss per share – basic and diluted		1,454,785	514,605

*	Adjusted to reflect reverse stock split, see note 2(bb).

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional			Total
	Number of shares(**)	Amount	Number of shares(**)	Amount	paid-in capital		Accumulated deficit	shareholder’s equity
BALANCE AS OF JANUARY 1, 2024	300,774	1	-	-	40,075		(39,688)	388
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2024:
Share Based Compensation	-	-	-	-	337		-	337
Vesting of RSUs	2,823	*	-	-	(*	)	-	-
Warrant to lender					84			84
Issuance of common stock, net of offering costs	159,485	*	-	-	1,938		-	1,938
Exercise of Pre funded warrants into common stock	97,019	*	-	-	-		-	-	*
Warrant inducement agreement, net of offering costs (note 11c)	99,967	*	-	-	1,978		-	1,978
Warrant inducement agreement, net of offering costs (note 11b)	99,967	*	-	-	2,602		-	2,602
Exercise of options into common stock	2,281	*	-	-	32		-	32
Net comprehensive loss for the year	-	-	-	-	-		(4,374)	(4,374)
BALANCE AS OF DECEMBER 31, 2024	762,316	1	-	-	47,046		(44,062)	2,985
Share Based Compensation	-	-	-	-	309		-	309
Vesting of RSUs	3,168	*	-	-	(*	)	-	-
Warrant to lender					22			22
Issuance of common stock, net of offering costs (note 11i) – ATM	305,120	*	-	-	2,375		-	2,375
Exercise of Pre funded warrants into common stock (Note 11f and Note 11h)	1,886,127	*	-	-	(*	)	-	(*	)
Warrant inducement agreement, net of offering costs (Note 11e)	427,020	*	-	-	1,387		-	1387
Issuance of common stock and warrants net of offering costs(see note 11d)- July PIPE	162,602	-	-	-	839		-	839
Issuance of common stock and prefunded warrants, net of offering costs (see note 11f)- September PIPE	87,177	-	-	-	790		-	790
Issuance of common stock and prefunded warrants, net of offering costs (see note 11h)- December Follow on	4,352,500	-	-	-	4,295		-	4,295
Issuance of ordinary shares for ELOC holders	21,000	*	-	-	56		-	56
Reverse split share round-up adjustments	51,363	*	-	-	-		-	-
Net comprehensive loss for the year	-	-	-	-	-		(8,261)	(8,261)
BALANCE AS OF DECEMBER 31, 2025	8,058,392	1	-	-	57,119		(52,323)	4,797

*	Represents an amount less than $1 thousand.

**	Adjusted to reflect reverse stock split, see note 2(bb).

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

CONOSLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(8,261)	(4,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	26
Changes in fair value related to warrants to lenders and investors	-	(8)
Inventory write-downs	268	101
Financial expenses (income)	198	(24)
Share-based compensation	309	337
Issuance costs of ELOC agreement	750	-
Changes in operating assets and liabilities:
Trade receivables	559	(952)
Net change in operating lease assets and liabilities	(44)	26
Inventories	(293)	(11)
Prepaid expenses and other current assets	(18)	(143)
Trade payables	(166)	(787)
Deferred revenues	(95)	(122)
Other current liabilities	(747)	(580)
Other long-term liabilities	(171)	(38)
Net cash used in operating activities	(7,691)	(6,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term deposit	1	198
Purchase of property and equipment	(9)	(1)
Net cash provided by investing activities	(8)	197

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	-	32
Proceeds from issuance common stock - at the market offering (ATM)	2,637	2,063
Offering cost from issuance of common stock - at the market offering (ATM)	(262)	(125)
Proceeds from warrant inducement agreement	1,580	5,248
Underwriting commissions and other offering costs	(193)	(668)
Proceeds from Exercise of Pre funded warrants into common stock	*	*
Proceeds from issuance of common stocks and pre funded warrants – September PIPE	850	-
Offering cost from issuance of common stocks and pre funded warrants – September PIPE	(60)	-
Proceeds from issuance of common stocks and warrants – July PIPE	1,000	-
Offering cost from issuance of common stock and warrants – July PIPE	(161)	-
Proceeds from issuance of common stocks and warrants – December Follow on	5,000	-
Offering cost from issuance of common stock and warrants – December Follow on	(705)	-
Proceeds from issuance common stock – ELOC issuance	56
Credit line, net	(295)	774
Proceeds from short term loans	750	-
Repayment of short term loans	(400)	-
Early repayment of long-term loan	-	(4,038)
Repayment of long-term loan	-	(193)
Net cash provided by financing activities	9,797	3,093

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3)	11
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,095	(3,248)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	2,267	5,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	4,362	2,267
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	4,057	1,967
Restricted cash equivalents, current	305	300
Total cash, cash equivalents and restricted cash	4,362	2,267

ACTELIS NETWORKS, INC.

CONOSLIDATED STATEMENTS OF CASH FLOWS (continued)

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2025	2024
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	348	624

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Right of use assets obtained in exchange for new operating lease liabilities	33	-
Issuance costs of ELOC agreement	750	-
Issuance costs of the Warrant inducement agreement and Warrant to underwriter	3,049	2,651
Warrant to lenders	22	84

The accompanying notes are an integral part of these consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO CONOSLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS

NOTE 1 - GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO. The Company’s Common Stock is listed on the NASDAQ.

b.	The Company has incurred significant losses and negative cash flows from operations, net comprehensive loss was $8,261 and $4,374 for the years ended December 31, 2025, and December 31, 2024, respectively. During the years ended December 31, 2025, and December 31, 2024, the Company had negative cash flows from operations of $7,691 and $6,549 respectively. As of December 31, 2025, the Company’s accumulated deficit was $52 million. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $4.4 million, long-term restricted bank deposits of $30 and long term deposit of $91 as of December 31, 2025. Additionally, The Company raised funds in the open market through its existing financing instrument, the At The Market facility (“ATM”) including $7 million since the beginning of 2026 and has additional available capacity for an additional $5 million, and has an open Equity Line of Credit (“ELOC”) for up to $30 million which can be utilized in the future as well. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. Additionally, the Company plans for growth from 2025 to 2026 and has been executing a plan in order to reduce its cost structure. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute a new cost reduction plan in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.	On October 7, 2023, Hamas terrorists initiated a series of terror attacks targeting both civilian and military sites in Southern and Central Israel, prompting a response from the Israel Defense Forces. Additionally, Hezbollah and the Houthi movement launched attacks on military and civilian locations in Israel, leading to further Israeli responses, including intensified air and ground operations in Lebanon. The Houthi movement also targeted international shipping lanes in the Red Sea. On April 14, 2024, and again on October 1, 2024, Iran carried out drone and missile strikes against Israel, to which Israel responded.

NOTE 1 - GENERAL (continued):

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

On February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region.

As of the signing date, our operations and financial results have not been significantly impacted, though, as of March 12, 2025, two of our employees have been called to reserve duty in the Israel Defense Forces from time to time, which has not been materially affecting our operation.

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

NOTE 1 - GENERAL (continued):

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

On October 28, 2025, we received a listing decision from Nasdaq notifying us that the Panel determined that the Company evidenced compliance with the Shareholders’ Equity Requirement.

The Panel also granted the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an exception through December 5, 2025, to regain compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(1). In order to evidence compliance with the bid price requirement, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive business days. On November 7, 2025, we held a special meeting of shareholders where our shareholders approved, among other things, the Reverse Split. The Reverse Split was effected on November 18, 2025.

On December 3, 2025, the Company received formal notice from Nasdaq that the Company has regained compliance with the Bid Price Rule and evidenced compliance with all other applicable criteria for continued listing on Nasdaq. Accordingly, the previously disclosed listing matter has been closed.

The Company will remain subject to a one-year “Panel Monitor”, as contemplated by Nasdaq Listing Rule 5815(d)(4)(A), through December 5, 2026. If during that period the Company fails to satisfy any of the criteria for continued listing on Nasdaq, the Staff may not grant the Company additional time to regain compliance. Rather, Nasdaq will issue a delist determination, which the Company may address by requesting a new hearing before the Nasdaq Hearings Panel.

NOTE 1 - GENERAL (continued):

On February 4, 2026, we received a written notice Nasdaq indicating that the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market.

As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain compliance with the Bid Price Rule. While companies are typically afforded a 180-calendar-day compliance period to comply with the Bid Price Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore is subject to immediate delisting.

As further disclosed in the Notice, the Company had the right to request a hearing and that a hearing request would result in a stay of any suspension or delisting action pending the conclusion of the hearings process. Accordingly, on February 11, 2026, the Company requested a hearing before the Panel, which served to stay any further suspension or delisting action through the hearing or any extension the Panel provides following the hearing.

At the hearing, the Company intends to take all reasonable measures available and is going to present a plan to regain compliance with the Bid Price Rule and remain listed on Nasdaq to the Panel. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or maintain compliance with all other Nasdaq continued listing requirements.

In connection with the Company’s entry into the Common Stock Purchase Agreement with White Lion as described below, if the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount (refer note 11(g)) will increase subject to the terms of the Delisting Penalty Provision in the Common Stock Purchase Agreement.

e.

Revision of Prior Period Financial Information for correction of immaterial misstatement.

The Company revised the classification of certain placement agent warrants, which had no intrinsic value at issuance, from mezzanine equity to equity. Stockholders’ Equity increased by $228 as of December 31, 2024. The revision has been reflected in the current and corresponding prior periods. This change resulted in an increase in shareholders’ equity and had no impact on total assets, total liabilities, or the Company’s results of operations. The adjustment was determined to be immaterial, and therefore no amendments to previously filed financial statements were required.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

b.	Use of estimates in preparation of financial statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to inventory write-offs, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

On this basis, management has determined that an allowance for credit losses of $168 as of December 31, 2025, and December 31, 2024.

Expenses for allowance for credit losses were $0 for the years ended December 31, 2025, and December 31, 2024.

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

The Company evaluates long-lived assets, such as property and equipment with finite lives, and right of use assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company identifies impairment of long-lived assets when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If the Company identifies an impairment, the Company reduces the carrying amount of the assets to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

The Company uses the practical expedient and does not assess the existence of a significant financing component when the difference between payment and revenue recognition is less than a year. The Company’s service period is for one or more years and is paid for either up front or on a quarterly basis. The Company’s contracts with customers with prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers.

Sales of products

The Company’s products consist of hardware and embedded software that work together to deliver the products’ essential functionality. The embedded software is essential to the functionality of the Company’s products. The Company’s products are generally sold with a two-year warranty covering repairs or replacements in the event of damage or failure during the warranty period, which is accounted for as a standard warranty. Services related to the repair or replacement of hardware beyond the standard warranty period are offered under renewable, fee-based contracts and include telephone support, remote diagnostics, and access to on-site technical support personnel.

Most of the Company’s contracts involve a single performance obligation (sales of the product with a standard warranty), and thus the entire transaction price is allocated to that single performance obligation. In some cases, the Company’s product contracts also include services such as product support service. In these contracts, the Company has identified two performance obligations, which include the product and the support service. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price within the total consideration of the contract.

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

Basic net loss per share is computed using the weighted average number of common shares, Pre-Funded Warrants to purchase shares of Common Stock for an exercise price of $0.0001 which are exercisable immediately and fully vested RSUs outstanding during the period, net of treasury shares. In computing diluted loss per share, basic loss per share is adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs granted under stock compensation plans, and the exercise of warrants using the treasury stock method; and (ii) the conversion of the warrants classified as lability, by adding to net loss the change in the fair value of the warrants and by adding the weighted average number of shares issuable upon assumed conversion of these warrants using the treasury stock method.

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

The Company measured the fair value of the warrants (see note 10) based on Level 3 inputs, and the liability amounted to $750 as of December 31, 2025 and $0 as of December 31, 2024 respectively. The liability is presented in the accompanying consolidated balance sheet as Pre – Funded Warrant liability.

As of December 31, 2025, and 2024, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, Restricted bank deposits, trade receivables, other current asset, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company has customers balances representing 10% or more of Trade receivables as follows:

1.	Customer A- 12% and 7 % of the Company Trade receivables balance as of December 31, 2025 and December 31, 2024 respectively.

2.	Customer B- 3% and 39% of the Company Trade receivables balance as of December 31, 2025 and December 31, 2024 respectively.

3.	Customer C- 15% and 0.47% of the Company Trade receivables balance as of December 31, 2025 and December 31, 2024 respectively.

See note 14 for details regarding the revenues from these customers.

The Company does not see any credit risk regarding this balance, as most of the remaining balance was paid off after the balance sheet date.

q.	Warranty costs

The Company’s products generally include a standard warranty of two years for product defects. The Company accrues for warranty at the time revenue is recognized. The Company’s estimates of future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, specific warranty accruals may be recorded if unforeseen problems arise. The provision for warranty amounted to $34 and $57 as of December 31, 2025, and 2024, respectively. These provisions are included in “Other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

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

The Company is paying royalties to the government of Israel for funding received for research and development in the past. Royalties are calculated and paid at a rate of 3% of the applicable revenues. During 2025 and 2024, respectively, the Company incurred royalty expenses of $109 and $229, included within cost of revenues (see note 9).The Company has not applied for any new funding from the government of Israel for research and development during 2025.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

v.	Segments

Our Chief Executive Officer (CEO), as the Chief Operating Decision Maker (CODM), oversees the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis. As such, the segment’s profit (loss) is the Company’s consolidated net income (loss) and the segment’s assets are the Company’s consolidated assets. Additionally, the CODM monitors and manages the Company’s operations by reviewing functional expenses—including cost of revenues, sales and marketing, research and development, general and administrative expenses, interest expense, other financial expense/income net and other income—at the consolidated level.

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

The amounts of contribution plans expenses were approximately $240 and $175 for each of the years ended December 31, 2025, and 2024.

The Company expects to contribute approximately $236 in the year ending December 31, 2026, to insurance companies in connection with its contribution plans.

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

Share-based compensation classified as equity

Share-based compensation subject to possible redemption are classified as equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14E. See also Note 11 for additional information on share-based compensation granted to the underwriter in connection with an offering of common stocks and warrants.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

z.	Warrants and Pre funded Warrants

Common stock warrants and pre funded warrants

The Company accounts for its warrants, including pre funded warrants, as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification including the equity classification conditions in accordance with ASC 815-40. See note 11.

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

On November 7, 2025, a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) was approved by the Board, and on November 14, 2025, a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) was filed with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective at 8:00 a.m. Eastern Time on November 18, 2025. The Company’s common stock began trading on a reverse split-adjusted basis at the opening of the market on November 18, 2025 on the Nasdaq Capital Market.

Upon effectiveness of the Reverse Stock Split, every ten (10) shares of the Company’s issued and outstanding common stock were automatically converted into one (1) share of common stock, with no change in the par value per share. In addition, proportionate adjustments were made to the per-share exercise prices and the number of shares issuable upon the exercise of all outstanding options and warrants to purchase common stock. Any fractional shares of common stock that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share.

Unless otherwise indicated herein, all references made to share or per share amounts in these consolidated financial statements (including the notes to the financial statements), have been retroactively adjusted to reflect the Reverse Stock Split.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

dd.	ELOC

As the ELOC is in substance a purchased put option over the Company’s own shares at discounted price compared to the market price of the company’s share, the fair value of this agreement will generally approximately zero until the Company sell shares under the ELOC Agreement. Once the Company sell shares under the agreement, the difference between cash raised (net of transaction costs) and the closing price of the Company’s ordinary shares as of the date of their issuance will be recognized as financing income or expenses.

ee.	New Accounting Pronouncements

Recently adopted accounting pronouncements:

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflects this election.

Accounting Pronouncements effective in future periods- not yet adopted

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for the Company for annual periods beginning after December 15, 2025. The Company will be implementing the new income tax disclosures. The Company expects the adoption of this standard to result in expanded disclosures in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220 40): Disaggregation of Income Statement Expense and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.

In December 2025, the FASB issued ASU 2025-10 “Government Grants (Topic 832)” to establish authoritative guidance on the accounting for government grants received by business entities. This update is effective beginning with the Company’s 2029 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

NOTE 3 - INVENTORIES:

	December 31
	2025	2024
	U.S. dollars in thousands
Raw materials	1,695	1,521
Finished goods	766	915
	2,461	2,436

Inventory write-downs totaled $268 and $101 during the years ended December 31, 2025, and 2024 respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31
	2025	2024
	U.S. dollars in thousands
Prepaid expenses	539	386
Governmental authorities	95	198
	634	584

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

	December 31
	2025	2024
	U.S. dollars in thousands
Cost:
Computer, software, and electronic equipment	8,596	8,587
Office furniture and equipment	872	872
Leasehold improvements	292	292
	9,760	9,751
Less: accumulated depreciation	9,733	9,713
Property and equipment, net	26	38

Depreciation expenses were $20 and $26 for the years ended December 31, 2025, and 2024, respectively.

NOTE 6 - LEASES:

1)	The Company had an operating lease agreement for its facility in the United States, which expired on March 31, 2024. The Company did not exercise its 5-year extension option, which was initially excluded from the measurement of the ROU asset and the lease liability. The lease payments were denominated in USD.

2)	On July 1, 2022, the Company entered into a new operating lease agreement for additional offices in the United States, which expired on September 30, 2025. The lease payments are denominated in USD.

3)	On October 18, 2021, the Company entered into an agreement to sublease its facility to an unrelated third party in the United States. The sublease ended on March 31, 2024. The sublease was classified as an operating lease

4)	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which was renewed on December 28, 2023, and expired on December 31, 2025. The lease payments are denominated in NIS and are indexed to the consumer price index. The company has entered into a new lease agreement from Feb 23, 2026 and expires on Feb 22, 2028. For information see Note 16.

5)	The Company leases its motor vehicles under operating lease agreements.

6)	The Company’s Israeli subsidiary has an operating lease agreement for testing equipment in Israel, which expired on February 07, 2025. The lease payments are denominated in ILS.

Supplemental information related to leases is as follows:

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$69	$410
Current Operating lease liabilities	$14	$415
Non-Current Operating lease liabilities	$23	$6
Total Operating lease liabilities	$37	$421

Other information:

	Year ended December 31, 2025	Year ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities (cash paid in thousands)	$473	$568
Weighted Average Remaining Lease Term	2.3	1
Weighted Average Discount Rate	11.2%	11.2%

The lease costs components are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Fixed payments	$342	$532
Variable payments that depend on an index or rate	131	36
Total lease cost	$473	$568

NOTE 7 - OTHER CURRENT LIABILITIES:

	December 31
	2025	2024
	U.S. dollars in thousands
Accrued expenses	339	744
Accrued standard warranty	27	43
Other	7	18
	373	805

NOTE 8 - LOANS:

a.	As a result of the COVID pandemic, the US and Israeli governments offered different programs of financial aid. The Company participated in the following programs:

On July 1, 2020, the Company received Economic Injury Disaster Loan (the “EIDL Loan”) from an American Bank under the Small Business Administration COVID19 Program in the total of $150. The loan matures in June, 2050 and bears interest of 3.75% per annum, payable monthly commencing on January 1, 2023, unless forgiven per program regulations. As of December 31, 2025, the total loan balance outstanding was $150.

NOTE 8 - LOANS (continued):

b)

On August 26, 2025, the Company entered into a $400 short-term loan agreement with Mizrahi Tefahot Bank Ltd., bearing variable interest at TERM SOFR + 7% (annual rate 11.2227%, effective cost 16.9781%), matured on November 26, 2025 with a single payment of principal and interest.

c)

The Company entered into a bridge loan agreement with Bank Mizrahi-Tefahot on December 3, 2025, pursuant to which it received a loan in the principal amount of $350. The loan bears effective interest rate 9.63% and is repayable under the conditions set out in the agreement. The proceeds were used for the general working capital requirements of Actelis Networks, Inc. and are presented under short-term borrowings in the Company’s financial statements. The company has the right to repay the loan anytime until six months.

d)	On January 15, 2024, the Subsidiary entered into a credit agreement with Bank Mizrahi-Tefahot. The Credit Agreement provides for a $1,500 credit facility available to be used by the Subsidiary (“New Credit Line”). Under the New Credit Line, which will be secured by the Subsidiary’s customer receivables, the Subsidiary will pay an annual fixed interest at a Federal SOFR rate plus 5.5% on any amount withdrawn under the New Credit Line.

Under the Credit Agreement, the Company is permitted to draw upon the New Credit Line for customer invoices that meet the following conditions:

(a)	Throughout the duration of the New Credit Line, the Company may present customer receivables and receive credit financing that does not exceed 80% of the aggregate amount of the open customer invoices securing the New Credit Facility; The credit financing is to be repaid within 90 days.

(b)	Customer invoices are payable within 90 days from the date of the Company’s monthly report to the Lender; and

(c)	No single customer of the Company may account for open customer invoices securing over 30% of the total borrowed amount under the New Credit Line.

The Credit Line balance drawn will be examined every month and adjusted up to every three months and Repayment of the Credit Line will be made up to every three months subject to the expiration of the financing period for the invoices that were financed. The Company may refinance newly issued invoices at any time up to the Credit Line limit and subject to the terms of the Credit Line.

As of December 31, 2025, the closing balance of credit line is $479.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company is obligated to repay certain research and development grants received from the Government of Israel in the form of a royalty rate on future sales of products derived from the funded research and development activities. As of December 31, 2025, the Company had received approximately $14,300.

The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after December 31, 2025, for the future sale of product that includes technology developed and funded with these research and development grants received to date.

In October 2024, the company entered into a payment plan with the Israel Innovation Authority (“IIA”) to settle the outstanding amount as of the previous year. According to the agreement, the IIA agreed to offset a delayed payment of approximately $50 from the total outstanding amount. The company committed to making an immediate payment of $190 and to spread the remaining balance over two years, with quarterly installments of approximately $106 starting from October 2024. The outstanding debt will continue to accrue interest and linkage differences in accordance with legal requirements until fully settled. Additionally, the company is required to report and pay ongoing royalties starting from the first half of 2024

During the years ended 2025 and 2024, the Company repaid amounts of $462 and $400, respectively.

As of December 31, 2025, the total royalty amount that may be payable by the company is approximately $14,300 ($15,903 including interest) and the Company repaid amounts of approximately $11,083.

As of December 31, 2025, the total royalty amount that may be payable by the company is approximately $612 and repaid approximately $11,083 in such grants.

Royalties payable:

	Year ended December 31, 2025	Year ended December 31, 2024
Short Term – Accrued royalties	612	673
Long Term - Accrued royalties	-	166
Total royalties payable	612	839

NOTE 10 - WARRANTS:

The company has several types of warrants. The warrants classified as liability are presented in this note, and the equity warrants are presented under note 11.

a.	On August 24, 2016, the Company issued warrants to Comerica Bank (“Comerica”) for the purchase of 731 shares of the Company’s Series B Redeemable Preferred Stock at an exercise price of $102.672 per share contemporaneously with obtaining a loan from Comerica which was fully repaid in 2018 (the “Comerica Warrants”). The Comerica Warrants are exercisable at any time during the contract period which ends on August 24, 2026.

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

NOTE 10 - WARRANTS (continued):

The Company has evaluated whether the Comerica Warrants are still classified as liabilities and concluded that due to a change-of-control provision which may affect the exercise price or entitle Comerica to demand cash, instead of shares, to settle the warrants, Comerica’s Warrants will continue to be classified as liabilities and will be exercisable into the Company’s common shares. The Comerica Warrants are still outstanding as of December 31, 2025.

b.

On December 31, 2025, the Company recognized a pre-funded warrant liability in connection with the issuance of Commitment Shares as consideration for White Lion’s irrevocable commitment to purchase shares of the Company’s Common Stock pursuant to the Equity Line of Credit Purchase Agreement (the “ELOC Purchase Agreement”) (see Note 11(g)).

Pursuant to the ELOC Purchase Agreement, the Company agreed to issue Commitment Shares equal to the Commitment Amount of $750. The fair value of the Commitment Shares, totaling $750, was recognized as an expense within other financial income (expense), net, in the Consolidated Statements of Loss for the year ended December 31, 2025.

NOTE 11 - SHAREHOLDERS’ EQUITY:

a.	As of December 31, 2025 total of 1,069 common stock are held by the company as treasury shares.

b.	Warrant Inducement Agreement June 2024:

On June 5, 2024, the Company entered into a warrant inducement agreement with the Holder regarding the Common Warrants to purchase up to an aggregate of 99,967 shares of the Company’s common stock originally issued on May 8, 2023 at an exercise price of $27.5 per share (the “Existing Warrants”).

Pursuant to the inducement agreement, the Holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 99,967 shares of the Company’s common stock at an exercise price of $27.5 per share in consideration of the Company’s agreement to issue new common stock purchase warrants, to purchase up to an aggregate of 199,934 shares of common stock (the “June Warrants”) for an exercise price of $20 at a 1:1 exchange ratio.

As further consideration, the Holder agrees to pay $1.25 per newly issued warrant outlined above for a total of $249.

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

As of the issuance date of the June Warrants, the fair value of the warrants was estimated at $1,451. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

	5.5 Years June Warrants	2 Years June Warrants
Term	5.5 years	2 years
Dividend	-	-
Expected volatility	44.77%	44.77%
Risk-free rate	3.95%	4.28%
Stock price	$19.7	$19.7

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

Offering Costs related to warrant inducement agreement June 2024:

Upon the consummation of the warrant inducement agreement and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $331 and has paid other related issuance cost amounting to approximately $66. The Company has also granted to the Underwriter upon the consummation of the warrant inducement, warrants to purchase up to 6,998 of the Company’s common stocks which carry the same terms as the June Warrants described above, except for the exercise price which reflect 125% of the reduced exercise price of the Existing Warrants ($34.375). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $42. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 44.77% a risk-free rate of 3.95% contractual term of 5.5 years, and a stock price at the issuance date of $19.7.

The total offering costs (including the inducement effects) in the amount of approximately $1,890 was recognized in equity.

c.	Warrant Inducement Agreement July 2024:

On June 30, 2024, the Company entered into a warrant inducement agreement with Holder, to purchase up to an aggregate of 99,967 shares of the 2 Years June Warrants, originally issued on June 6, 2024 at an exercise price of $20 per share (the “2 Years June Warrants”). The closing date of the June 30, 2024 Inducement Letter Agreement was on July 2, 2024.

Pursuant to the inducement agreement, the holder agreed to exercise for cash the 2 Years June Warrants to purchase an aggregate of 99,967 shares of the Company’s common stock at an exercise price of $20 per share, in consideration of the Company’s agreement to issue new common stock purchase warrants, to purchase up to an aggregate of 199,934 shares of common stock (the “July Warrants”), for an exercise price of $17.5 at a 1:1 exchange ratio. As further consideration, the Holder agrees to pay $1.25 cents per newly issued warrant outlined above for a total of $250.

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

As of the issuance date of the July Warrants, the fair value of the warrants was estimated at $1,131. The Company valuation was based using the Black-Scholes valuation model. The significant inputs into the Black-Scholes valuation model at the initial recognition date are as follows:

2 year July Warrants:

2 Years July Warrants
Term	2 years
Dividend	-
Expected volatility	61.60%
Risk-free rate	3.86%
Stock price	$16.5

 In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the induced warrants was accounted for as an additional equity issuance cost for the warrant inducement, which was recorded to additional paid-in capital.

Offering Costs related to warrant inducement agreement July 2024:

Upon the consummation of the warrant inducement agreement and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company has paid in cash to the Underwriter (and the escrow agent) a total amount of $271. The Company has also granted to the Underwriter upon the consummation of the warrant inducement, warrants to purchase up to 6,998 of the Company’s common stocks which carry the same terms as the July Warrants described above, except for the exercise price which reflect 125% of the reduced exercise price of the June Warrants ($25). The warrants are classified as mezzanine equity based on the guidance provided under ASC 480-10-S99-3A and SAB Topic 14. E.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $27. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 61.60% a risk-free rate of 3.86% contractual term of 2 years, respectively, and a stock price at the issuance date of 16.5$.

The total offering costs (including the inducement effects) in the amount of approximately $1,429 was recognized in equity.

d.	Offering of common stocks and warrants July 2025:

In July 2025, the Company entered into Stock Purchase Agreement” (“the Offering”) with certain investors (the “Investors”), pursuant to which the company agreed to issue and sell shares and warrants to the Investors in a private placement, for a total aggregate gross proceeds of approximately $1,000. The July 2025 Private Placement closed on July 2, 2025:

1.	162,602 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”)

2.	warrants to purchase up to 162,602 shares of Common Stock ( “Series A-3 Warrants”), at an exercise price of $6.15 per share. The Series A-3 warrants are exercisable commencing on the effective date of shareholder approval and expire five years following the Shareholder Approval Date.

3.	warrants to purchase up to 325,204 shares of Common Stock ( “Series A-4 Warrants”), at an exercise price of $6.15 per share. The Series A-4 warrants are exercisable commencing on the effective date of shareholder approval and expire eighteen months following the Shareholder Approval Date.

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

Offering Costs related to the Stock Purchase Agreement:

Upon the closing of the Offering and pursuant to an agreement entered into with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company paid in cash to the Underwriter a total amount fees totaling 7% of gross proceeds, plus $35 in expenses and issued to the Underwriter warrants equal to 7% of shares sold in the Offering, which are exercisable for five years after shareholder approval at the exercise price of 125% of the share price in the Offering ($0.7688).

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $38. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 73.6%, a risk-free rate of 3.71%, a contractual term of 5 years and a stock price at the issuance date of $0.5806.

The issuance cost incurred by the company was approximately $199, which was recognized in equity.

e.	Warrant inducement agreement September 2025:

In September 2025, the Company entered into a warrant inducement agreement (the “Inducement Letter”) with a holder of existing warrants (the “Existing Warrants”). Pursuant to the Inducement Letter, the holder agreed to exercise for cash the Existing Warrants to purchase an aggregate of 427,020 shares of the Company’s Common Stock at an exercise price of $3.7 per share in consideration of the Company’s issuance new common stock purchase warrants (the “New Warrants”) , to purchase up to an aggregate of 640,530 shares of the Company’s common stock (the “New Warrant Shares”) at an exercise price of $3.7 per share. The Company received aggregate gross proceeds of approximately $1,600 from the exercise of the Existing Warrants by the holder, before deducting financial advisory fees and other offering expenses payable by the Company.

The Existing Warrants were originally issued as follows:

1)	127,119 warrants on December 20, 2023, with an expiration date of June 20, 2029 at an exercise price of $11.8 per share

2)	99,967 warrants on June 6, 2024, with an expiration date of December 6, 2029 at an exercise price of $20.0 per share and

3)	199,934 warrants on July 2, 2024, with an expiration date of July 2, 2026 at an exercise price of $17.5 per share

(collectively, the “Existing Warrants”).

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

Offering of warrants September 2025: As part of the same transaction mentioned above, the Company issued the following new warrants (the “New Warrants”) to the holder of existing warrants :

1.	Warrants to purchase up to 340,629 shares of the common stock, par value $0.0001 per share, at an exercise price of $3.7 per share, at 1:1 exchange ratio, exercisable for a period of five years, subject to shareholder approval (referred as “New Warrants”).

2.	Warrants to purchase up to 299,901 shares of Common Stock, par value $0.0001 per share, at an exercise price of $3.7 per share, at 1:1 exchange ratio, exercisable for a period of two years, subject to shareholder approval (referred as “New Warrants”).

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

Offering Costs related to September 2025 fund-raising round:

Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (“Wainwright”) acted as financial advisors to the Company in connection with the transactions contemplated by the Inducement Letter. Pursuant to an engagement letter with Wainwright, the Company has agreed to pay the financial advisors a cash fee equal to 7.0% of the aggregate gross proceeds received from the holder’s exercise of the Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company has also agreed to issue to the financial advisors or their designees warrants (the “Inducement Placement Agent Warrants”) to purchase up to 29,891 shares of Common Stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants having a term of five years of Stockholder Approval (as defined above) except the Inducement Placement Agent Warrants will have an exercise price equal to $4.625 per share (125% of the exercise price of the Existing Warrants).

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $78. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 73.91%, a risk-free rate of 3.71%, a contractual term of 5 years and a stock price at the issuance date of $0.4322

The issuance costs incurred by the company which was recognized in equity was :

1.	$193, paid in cash.

2.	Warrants to underwriters with fair value estimated at $78.

3.	Issuance costs of the Warrant inducement agreement with fair value estimated at $2,802.

f.

Offering of common stocks and pre-funded warrants September 2025:

On September 27, 2025, the Company entered into the PIPE Purchase Agreement with White Lion, pursuant to which the Company agreed to issue and sell to White Lion in a private placement (the “White Lion Private Placement”)::

1.	87,177 shares of Common Stock for a purchase price of $2.125 per share of Common Stock and

2.	Pre-Funded Warrants to purchase up to 312,823 shares of Common Stock at exercise price at $0.0001 per Pre-Funded Warrant

The total gross proceeds were $850.

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

The White Lion Private Placement closed on September 29, 2025. The Company had a right to redeem 48,826 of the shares of Common Stock at a redemption price of $0.0001 per share. The Company and White Lion have agreed that, in lieu of such redemption, on October 20, 2025, the Company reduced the number shares issuable pursuant upon exercise of the White Lion Pre-Funded Warrants by 48,826 shares, to 263,997.

In December 2025, holders of 223,627 of the Company’s 263,997 outstanding pre-funded warrants exercised their warrants, resulting in the issuance of 223,627 shares of the Company’s common stock upon payment of the applicable exercise price of $0.0001 per share.

The common stock and pre-funded warrants were classified as equity pursuant to ASC 815-40. The company paid issuance expense of about $60 which are recognized in equity.

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

g.

Equity Line of Credit Agreement October 2025:

On September 27, 2025, the company entered into an equity line of credit agreement (the “ELOC Purchase Agreement”) and the White Lion registration rights agreement (the “White Lion RRA”) with White Lion, commencing from October 1, 2025 (the “Effective Date”) provided that the Company did not cancel the ELOC Purchase Agreement prior to the Effective Date. Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the Commitment Amount of $30,000 in aggregate gross purchase price of newly issued shares of the Company’s Common Stock for the 36-month period beginning form October 1, 2025 (the “Commitment Shares”), subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. The shares will be issued at a fixed discount to the lowest of the prevailing market price or the VWAP of the lowest traded price in the preceding 30 days.

As consideration for White Lion’s irrevocable commitment to purchase the Company’s Common Stock up to the Commitment Fee Amount, the Company agreed to issue Commitment Shares equal to the Commitment Fee Amount of $750 divided by the lowest traded price of the Company’s Common Stock during the 30 business days prior to the issuance of the Commitment Shares.

On December 31, 2025, the company and ELOC holder entered into a pre-funded warrant for a number of shares with an aggregate value of $750, determined based on the lowest traded price in the preceding 30 days, in accordance with the terms of the ELOC agreement.

If, at any point during the term of the Common Stock Purchase Agreement, the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount will increase to $1,000 if remedied within six months or less, to $1,250 if remedied after six months but before twelve months, and $1,500 if not remedied within twelve months (the “Delisting Penalty Provision”). If the Common Stock Purchase Agreement is terminated, the Delisting Penalty Provision shall automatically be waived on the date that is six (6) months after the later of (A) the date on which Shareholder Approval is obtained and (B) the date on which the Resale Registration Statement has been declared effective by the SEC.

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

The ELOC does not meet the requirement to be classified as equity pursuant to ASC 815-40.

In December 2025, the Company initiated a draw under the Equity Line of Credit Purchase Agreement (the “ELOC”). In connection with this draw, the Company issued 21,000 shares of its Common Stock to White Lion in accordance with the terms of the agreement.

h.

Offering of Common stock, Warrants and Pre Funded Warrants December 2025:

On December 17, 2025, Company offered and sold as part of December Follow public offering pursuant to an effective registration statement on Form S-1 (the “Offering”) an aggregate of :

(i)	4,352,500 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for purchase price of $0.80,

(ii)	1,897,500 pre-funded warrants to purchase up to 1,897,500 shares of Common Stock (the “Pre-Funded Warrants”) for exercise price of $0.0001, and

(iii)	6,250,000 common warrants to purchase up to 6,250,000 shares of Common Stock (the “Common Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) for exercise price of $0.80.

The aggregate gross proceeds from the Offering is $5,000, before deducting placement agent fees and other offering expenses and excluding any proceeds from the exercise of the Warrants. The Offering is closed on December 19, 2025.

The net proceeds from the offering is approximately $4,300.

The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share of Common Stock and will not expire until exercised in full. Each Common Warrant is exercisable immediately upon issuance at an exercise price of $0.80 per share of Common Stock and will expire on the five-year anniversary of the date of issuance. A holder of the Warrants may not exercise any portion of the Warrants to the extent that, after giving effect to such exercise, the holder (together with its affiliates and any persons acting as a group) would beneficially own more than 4.99% (or, at the holder’s election, 9.99%) of the Company’s outstanding shares of Common Stock.

On December 19, 2025, in connection with the closing of the Offering, holders exercised 1,212,500 of the 1,897,500 Pre-Funded Warrants issued in the Offering, resulting in the issuance of 1,212,500 shares of Common Stock upon payment of the applicable exercise price of $0.0001 per share (reflecting the pre-funded purchase price of $0.7999 per warrant paid at issuance).

Subsequently, on December 23, 2025, holders exercised an additional 450,000 Pre-Funded Warrants, resulting in the issuance of 450,000 shares of Common Stock upon payment of the applicable exercise price.

Following these exercises, 235,000 Pre-Funded Warrants remain outstanding as of December 31, 2025.

The common stock, pre-funded warrants and warrants were classified as equity pursuant to ASC 815-40.

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

Offering Costs related to December 2025 fund-raising round:

H.C. Wainwright & Co., LLC acted as the sole placement agent (the “Placement Agent”) for the Offering on a best-efforts basis. On March 3, 2025, the Company entered into an engagement letter with the Placement Agent (the “Engagement Agreement”), pursuant to which the Placement Agent agreed to serve as the Company’s exclusive underwriter, agent or advisor in connection with securities offerings for an initial six-month term. The Engagement Agreement has been extended twice through March 12, 2026. On January 5, 2026 the agreement was extended exclusively for the purpose of ATM usage until 24 months after the first use of it

Pursuant to the Engagement Agreement, as extended, the Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds from the Offering and a management fee equal to 1.0% of the gross proceeds, and to reimburse the Placement Agent $25 for non-accountable expenses and up to $100 for legal fees and other out-of-pocket expenses. In addition, the Company agreed to issue to the Placement Agent or its designees warrants to purchase up to 437,500 shares of Common Stock (the “Placement Agent Warrants”), representing 7.0% of the aggregate number of Shares and Pre-Funded Warrants sold in the Offering. The Placement Agent Warrants have an exercise price of $1.00 per share of Common Stock, are exercisable for five years from the date of commencement of sales in the Offering, and otherwise have terms substantially similar to the Common Warrants.

As of the issuance date of the underwriter warrants, the fair value of the warrants was estimated at $131. The valuation was based on a Black-Scholes option-pricing model, using an expected volatility of 75.67%, a risk-free rate of 3.71%, a contractual term of 5 years and a stock price at the issuance date of $0.5701.

The issuance costs incurred by the company which was recognized in equity was :

1.	$705, paid in cash.

2.	Warrants to underwriters with fair value estimated at $131.

Total outstanding warrants as of December 31, 2025, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	6,613	$46.25	1.5
Warrants December 2023	8,899	$14.75	3
Warrants June 2024	6,998	$34.375	3.9
Warrants July 2024	6,998	$25	0.5
Warrants July 2025	499,188	$6.2-$7.7	2.42
Warrants September 2025	670,421	$3.7-$4.6	3.36
Warrants October 2025	10,000	$3.7	4.7
Warrants December 2025	6,687,500	$0.8-$1	5
Other	3,679	$102.7 - $500	0.6 – 1.5
Outstanding as of December 31, 2025	7,900,296

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

i.	At the Market Offering Agreement:

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

During 2025, the company sold 305,120 shares of common stock under the ATM agreement for gross proceeds of approximately $2,637. Total Offering cost related to ATM is $ 262.

j.	Share-based compensation:

2025 Equity Incentive Plan

In August 2025, the Company adopted the 2025 Equity Incentive Plan (“the 2025 Plan”).

Under the 2025 Plan, the Board of Directors approved the granting of Incentive Share Options, Non-statutory shares options, share appreciation rights, restricted share and restricted share units (RSU’s) to employees, directors, and consultants. The exercise price of an option cannot be less than 100% of the fair market value of the underlying share of common stock on the date of grant for incentive share options (not less than 110% of the fair market value for shareholders owning more than 10% of all classes of share) as determined by the Board of Directors. The maximum option term is 10 years (five years for shareholders owning more than 10% of all classes of share).

Following the expiration of the Company’s 2015 Employee Stock Ownership Plan, the Board of Directors approved the adoption of the New ESOP 2025 Plan. Based on the recommendation of the Compensation Committee, the Board also approved reserving 1,800,000 shares of the Company’s common stock (the “New Pool”) for grants to employees, directors and consultants of the Company and its affiliates, together with the related forms of award agreements under the plan.

1)	During the years ended December 31, 2025, and December 2024, the following awards were granted:

Award Type (2025 Plan)	Number of Awards	Vesting Conditions	Expiration Date
RSU	173,250	Over 3 years from grant date	10th anniversary of Grant Date

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

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

2)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of Options	Weighted- Average Exercise Price		Weighted Average Remaining Contractual Life
Outstanding – January 1, 2025	6,268		$43.8	3
Granted	-	$
Exercised	-	$
Forfeited	(2,311)		$7.5

Outstanding – December 31, 2025	3,957		$36.3	1.3

Exercisable – December 31, 2025	3,853		$35	1.3

No income tax benefit has been recognized relating to share-based compensation expense and no tax benefits have been realized from exercised share options.

As of December 31, 2025, the unrecognized compensation costs related to those unvested stock options are $6, which are expected to be recognized over a weighted-average period of 6 months.

3)	The following table summarize information as of December 31, 2025, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2025	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2025	Weighted average remaining contractual life (years)
6.4	283	0.02	283	0.02
10.6	2,553	1.72	2,553	1.72
14.8	40	0.08	30	0.06
57.8	300	0.53	225	0.41
136.2	393	0.54	393	0.54
400.0	388	0.66	369	0.64
	3,957		3,853

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

4)	The following table summarize information as of December 31, 2024, regarding the number of ordinary shares issuable upon outstanding options and exercisable options:

Exercise price	Options outstanding as of December 31, 2024	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2024	Weighted average remaining contractual life (years)
6.4	2,459	0.61	2,459	0.61
10.6	2,594	3.6	2,594	3.60
14.8	40	8.71	20	8.71
57.8	400	5.98	250	4.79
136.2	389	6.41	383	6.41
400.0	386	7.69	267	7.67
	6,268		5,973

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common shares on December 31, 2025 and the exercise price, multiplied by the number of options that would have been received by the option holders had all option holders exercised their options on such date) as of December 31, 2025, and December 31, 2024, was $0 and $24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, was $32.

NOTE 11 - SHAREHOLDERS’ EQUITY (continued):

6)	Restricted Stock Units (RSUs)

During 2025, the Company issued RSUs to Directors, officers, consultants and employees.

The RSUs are vested over a three-year period.

The grant-date fair value of the RSUs granted was based on the Company’s common stock price at the time of grant.

A summary of the Company’s RSUs activity under option plans is as follows:

	Year ended December 31, 2025
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	3,625	$123.8
Granted during the year	173,250	4.36
Vested during the year	(3,168)	123.8
Forfeited during the year	(234)	123.8
Outstanding at the end of the year	173,473	4.36

As of December 31, 2025, the unrecognized compensation cost related to unvested RSUs totaled to approximately $615 and is expected to be expensed over a weighted-average recognition period of approximately 2.7 years.

Share-based compensation expense for RSUs in the consolidated statement of comprehensive loss is summarized as follows:

	Year Ended December 31
	2025	2024
	U.S. dollars in thousands
Cost of revenues	10	10
Research and development	18	18
Sales and marketing	49	36
General and administrative	220	259
Total Share-based compensation expense	297	323

As for the share-based compensation granted to the underwriter in connection with the offerings of common stocks and warrants, see Note 11 above.

NOTE 12 - INCOME TAXES:

a.	The Company and its Subsidiary are subject to U.S. and Israeli income tax laws.

b.	The US entity is subject to a federal income tax rate of 21% in 2019 and thereafter and State taxes of 9%. The Subsidiary is subject to ordinary corporate income tax rate of 23% in 2019 and thereafter.

c.	Carryforward tax losses:

As of December 31, 2025, the Company net operating loss carry forwards is 0.

As of December 31, 2025, the Company’s subsidiary has net operating loss carry forwards of approximately $127 million. Net operating loss carry forwards relating to activity in Israel have an indefinite carry forward period.

Utilization of the U.S. federal and state net operating losses may be subject to a substantial limitation due to the change in ownership limitations provided by the Internal Revenue Code of 1986, as amended and similar to state provisions. The annual limitation may result in the expiration of the net operating losses and credits before their utilization.

d.	Loss before taxes on income are comprised as follows:

	Year Ended December 31
	2025	2024
	U.S. dollars in thousands
Domestic	(1,672)	(1,439)
Foreign Subsidiary	(6,589)	(2,935)
Total	(8,261)	(4,374)

e.	Reconciliation of the theoretical tax expense to actual tax expense:

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

f.	The Company’s major tax jurisdictions are the United States and Israel. Due to unutilized net operating losses and research credits, the tax years from 2018 remain open and subject to examinations by the appropriate governmental agencies in the United States. For the Company’s subsidiary, the tax years from 2019 and later remain open for examination by the tax authorities.

g.	The components of the Company’s net deferred tax assets were as follows:

	Year Ended December 31
	2025	2024
	U.S. dollars in thousands
Deferred tax assets:
Loss carryforwards	30,759	29,299
Valuation allowance	(30,759)	(29,299)
Total net deferred tax assets	-	-

NOTE 12 - INCOME TAXES (continued):

The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31
	2025	2024
	U.S. dollars in thousands
Valuation allowance at beginning of year	29,299	28,746
Changes in valuation allowance	1,460	553
Valuation allowance at end of year	30,759	29,299

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

Diluted loss per share excludes 7,900,296 shares underlying outstanding warrants, 3,957 shares underlying outstanding options, and 173,473 shares underlying outstanding RSUs for twelve months ended December 31, 2025, because the effect of their inclusion in the computation would be antidilutive.

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

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(8,261)	$(4,374)
Denominator:

Common shares outstanding and vested RSUs used in computing net loss per share attributable to common shareholders	1,389,075	466,096

Pre-Funded warrants to purchase common shares	65,710	48,509
Repurchase of common stock		-
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	1,454,785	514,605
Net loss per share attributable to common shareholders – basic and diluted	$(5.68)	$(8.5)

NOTE 14 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

The following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the customers:

	Year Ended December 31
	2025	2024
	U.S. dollars in thousands
North America	2,305	6,084
Europe, the Middle East and Africa	1,138	1,472
Asia Pacific	228	204
	3,671	7,760

b.	Revenues from contract liability:

	December 31, 2025	December 31, 2024
Opening balance	$339	$460
Revenue recognized that was included in the contract liability balance at the beginning of the period	(320)	(388)
Additions	224	267
Ending balance	$243	$339

As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation is $243, and the Company will recognize this revenue over the 14 months.

c.	The Company’s long-lived assets are located as follows:

Property and Equipment, net and Operating lease right of use assets

	December 31
	2025	2024
	U.S. dollars in thousands
Israel	87	407
North America	8	41
	95	448

NOTE 14 - ENTITY WIDE INFORMATION AND DISAGREGATED REVENUES (continued):

d.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Year Ended December 31, 2025
	%	Revenues
	U.S. dollars in thousands

Customer A	13%	479
Customer B	1%	45
Customer D	0%	-

	Year Ended December 31, 2024
	%	Revenues
	U.S. dollars in thousands
Customer A	2%	143
Customer B	19%	1,402
Customer D	29%	2,209

The majority of the Company’s revenues are recognized at a point in time.

NOTE 15 - OTHER FINANCIAL (EXPENSE) INCOME, NET:

	Year Ended December 31
	2025	2024
	U.S. dollars in thousands
Change in warrants’ fair value	-	8
Exchange rates differences, net	(81)	72
Issuance costs of ELOC agreement	(750)	-
Other	6	(78)
	(825)	2

NOTE 16 - SUBSEQUENT EVENTS

1.	On January 1, 2026, Actelis Networks Israel Ltd., a wholly owned subsidiary of Actelis Networks, Inc. (the “Company”), entered into an addendum to its lease agreement with Hamerton Investments Ltd. (the “Lessor”) to replace its prior leased premises with new office space located on the fourth floor of the same building. The lease term is for two years commencing on February 23, 2026. All other material terms of the original lease agreement remain in effect, except as modified by the addendum.

2.	On January 5, 2026, the Company updated the offering amount based on the issuance in the preceding twelve months to $12 million of its common stock, par value $0.0001 per share through a filing of a prospectus supplement related to its At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC. The Offering Agreement has an effectiveness period from September 25, 2024 through September 24, 2027, and the Company is not obligated to sell any shares of common stock during such period. During 2026, the company raised gross proceeds of approximately $7.3 million.

3.

On November 17, 2022, the Board authorized a stock repurchase program pursuant to which we may repurchase up to $1.0 million of outstanding shares of our common stock, of which $50,000 worth of repurchases have been made. The Board authorized us to purchase our common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities Exchange Act, as amended, and other applicable legal requirements. On March 18, 2026, the Board authorized an expansion of the repurchase program, such that the maximum aggregate purchase price under the program will now be $1.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation on Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of December 31, 2025, the end of the period covered by this Annual Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors, including their ages as of the date of this Annual Report:

Name	Age	Position
Tuvia Barlev	64	Chief Executive Officer, Secretary and Chairman of the Board
Yoav Efron	57	Deputy Chief Executive Officer and Chief Financial Officer
Yaron Altit	56	Executive Vice President of Sales International.
Eyal Aharon	54	Vice President, Research and Development
Michal Winkler-Solomon	58	Vice President Marketing
Hemi Kabir	56	Vice President, Operations
Elad Domanovitz	47	Chief Technology Officer
Mark DeVol	53	Chief Revenue Officer, Americas
Niel Ransom (1)(2)(3)	76	Director
Julie Kunstler(1)(2)(3)	70	Director
Gideon Marks(1)(2)(3)	70	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

Tuvia Barlev, Chief Executive Officer, Chairman of the Board, and Secretary

Mr. Barlev has served as our Chief Executive Officer and Secretary since January 2013 and has served as the Chairman of the Board since 2010. Previously, Mr. Barlev founded our company in 1998 and served as the Chief Executive Officer until January 2010. Mr. Barlev is a seasoned serial entrepreneur with more than 25 years of experience in high-technology leadership in military, telecommunications, e-commerce, Big Data and clean energy. Prior to joining Actelis, he was head of the R&D organization at Teledata (acquired by ADC in 1998), a global supplier of advanced digital loop carrier (DLC) equipment from 1996 to 1998. Previously, Mr. Barlev served as a senior research officer with the Israeli government, and he was also founder, Chairman/Acting CEO at companies including Superfish Inc., a leading provider of visual search technology, from 2007 to 2015; Leyden Energy, a leading supplier of breakthrough battery technology from 2010 to 2012; Adyounet Inc., provider of advanced direct marketing services over the Web from 2006 to 2009; and SafePeak LTD., provider of hot data acceleration platform for Big Data across the cloud from 2011 to 2012. Mr. Barlev holds BSC and MSEE degrees from Tel Aviv University, both Summa Cum Laude.

Yoav Efron, Deputy Chief Executive Officer and Chief Financial Officer

Mr. Efron has served as our Chief Financial Officer since January 2018, and as our Deputy Chief Executive Officer since May 2024. Mr. Efron is responsible for all financial aspects of our business and for strategy, as well as Information Technology and Human Resources. Prior to joining Actelis, Mr. Efron was the CFO of TriPlay Inc. and eMusic Inc., a B2C cloud media services company from 2012 to 2017. From 2010 to 2014, Mr. Efron was an entrepreneur in energy efficiency and from 1998 through 2010 worked at Avaya Inc., a Fortune 500 telecommunications company in various executive financial roles including Finance Director. Mr. Efron earned his bachelor’s degree in economics and management from the Hebrew University of Jerusalem.

Yaron Altit, Executive Vice President, International Sales

Mr. Altit has served as our Vice President of International Sales since June 2017. Prior to joining us, Mr. Altit was self-employed from 2013 to 2017. Mr. Altit brings more than 25 years of experience to his position as Actelis’ Executive Vice President International Sales business unit, including vast experience in sales management positions in the Telecom, Datacom, and control plane industries. In his role, Mr. Altit is responsible for all EMEA & APAC regions customer-facing functions, including sales, customer support, pre-sale engineering, business development and regional marketing. Mr. Altit held executive positions in several telecommunication companies, including management of Sales, Customer Support and Business Development at Schema, where he was the General Manager of EMEA Business unit. Previously, Mr. Altit held top sales management positions at Mindspeed Technologies. Mr. Altit was responsible for European and International sales at T-Soft (now Cramer Systems, an Amdocs OSS division). Mr. Altit studied towards a B.A. in Economics and Accounting at the Ramat Gan College.

Eyal Aharon, Vice President, Research and Development

Mr. Aharon has served as our Vice President of R&D since January 2018. Previously, Mr. Aharon served as our director of software engineering from 2011 through December 2017. Mr. Aharon brings extensive experience in Research and Development to Actelis, having over 20 years in the telecommunication industry. As Actelis’ VP of R&D, Mr. Aharon is responsible for all current and strategic activities of the R&D group. Mr. Aharon joined Actelis in 2000 and has since held several positions within the R&D group. Prior to joining Actelis, he held several positions in ADC Teledata. Mr. Aharon holds a BA in Computer Science and Economics from Tel-Aviv University, and a Master’s in Economics from Tel-Aviv University.

Michal Winkler-Solomon, Vice President, Marketing

Ms. Winkler-Solomon has served as our Vice President of Marketing since March 2017 and prior as AVP of Product Marketing from March 2016. Ms. Winkler-Solomon has more than 20 years of Product Marketing and Product Management experience. Since joining Actelis in 2001, Ms. Winkler-Solomon has held Product Management, and Product Marketing positions, where she has been responsible for product specifications, positioning, and marketing of the company’s industry-leading Ethernet in the First Mile product line.

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

Hemi Kabir, Vice President, Operations

Mr. Kabir has served as our Vice President of Operations since January 2015. With more than 20 years of experience in operations, supply chain and engineering, Mr. Kabir manages Actelis’ Supply Chain, Purchasing, Quality Assurance and Operations Engineering departments, and is responsible for Actelis’ operations including manufacturability, continuous improvement initiatives and cost-savings activities. Prior to joining Actelis, Mr. Kabir was head of Supply Chain management and purchasing at “Better place” Israel, where he was in charge of defining and managing the supply chain divisions. Mr. Kabir holds MBA degree from Heriot Watt University, BA degree in management from the Open University and Industrial practical engineering diploma from Israeli College of Management.

Elad Domanovitz, Chief Technology Officer

Dr. Domanovitz has served as our Chief Technologies Officer since April 2017, prior to that he served as director of technologies from 2014. Dr. Domanovitz brings extensive experience envisioning and developing Actelis’ research capabilities. As Actelis’ Chief Scientist, Dr. Domanovitz is responsible for driving Actelis’ technology development and aligning it with the company’s overall vision and worldwide go-to-market strategies. Dr. Domanovitz is also responsible for enriching the Actelis IT portfolio and he also actively participates in standards committees. Dr. Domanovitz joined Actelis in November 2005 and has since held several positions in the Algorithms and CTO groups. Dr. Domanovitz holds a Ph.D., MSc. and a BSc (cum laude) in Electrical Engineering from Tel Aviv University.

Mark DeVol, Chief Revenue Officer Americas

Mr. DeVol has served as our Chief Revenue Officer, Americas, since July 2025. Mr. DeVol, age 52, brings more than 34 years of experience working with the Department of War, the Federal Civilian Departments, various state and local agencies, wireless and cable operators, educational institutions and utility companies. Prior to joining the Company, since July 1, 2019, Mr. DeVol was the Vice President of Federal Sales at Ericsson Enterprise Wireless Solutions. Prior to this, from April 2018 until May 2019, Mr. DeVol served as a Federal Account Director at Nokia (NYSE: NOK). Before this, from March 2016 until March 2018, Mr. DeVol served as a Sales Account Manager at OCEUS Networks. Mr. DeVol holds a degree in Real Estate from Mount San Jacinto College.

Niel Ransom, Director

Dr. Ransom, has served as a board member in our company since February 2025. Mr. Ranson is a seasoned professional with five decades of experience in the communications, networking, and venture capital. From 2018 to 2024, he was a Partner at Celesta Capital, a venture capital firm investing in and directing deep-tech startups. He served as a director of Radisys Corp (NASDAQ: RSYS). between August 2010 and June 2018, of Cyan, Inc (NYSE: CYNI) from June 2009 and August 2015, of AppliedMicro NASDAQ: AMCC) from July 2006 to August 2009, and of ECI Telecom (NASDAQ: ECIL) from June 2006 to September 2007. Mr. Ransom was a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He previously served as Chairman of Saguna Networks, a provider of MobileEdge computing solutions, and Chairman of Teknovus, a provider of fiber-to-the-home semiconductors. He served on the board of directors of Kbro (CATV service provider in Taiwan), CoreOptics (optical networking modules), Turin Networks (carrier ethernet equipment), Overture Networks (Broadband service optimization solutions), DesignArt Networks (semiconductors for mobile base stations), Capella Photonics (wavelength selective switch), OPNT (optical positioning navigation and timing), and Polatis (fiber switching systems. Previously, as worldwide Chief Technology Officer of Alcatel (telecommunications equipment provider) and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel’s access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

Julie Kunstler, Director

Ms. Kunstler has served as a board member in our company since February 2025. Ms. Kunstler is a seasoned professional with broad experience in the communications components, equipment, and software industry, having served as an executive, venture-fund investor, analyst, and board member. Since April 2024, Ms. Kunstler has been serving as an External Non-Executive Director for Ethernity Networks, a company traded on the London Stock Exchange. Previously, between November 2010 and April 2024, Ms. Kunstler worked at Omdia (a division of InformaTech), lastly holding the position of Chief Analyst for the Broadband Access Intelligence Service, covering the fixed broadband access industry ecosystem. Prior to her role at Omdia, between 2006 and 2010, Ms. Kunstler was the Vice President of Business Development at Teknovus, a venture-backed startup specializing in Passive Optical Network (PON) chip technology. Ms. Kunstler holds a Bachelor’s degree from University of Cincinnati and an MBA degree from University of Chicago.

Gideon Marks, Director

Mr. Marks has served as a board member in our company since May 2024. Mr. Marks is a seasoned professional with over 35 years of experience in leading technology companies, specializing in financial, business, and corporate development roles. Mr. Marks has been serving as an advisory board member of Deepdub, Inc., a company specializing in dubbing and voice over localization, since July 2023, and as the co-founder of DogLog, an app that connects all aspects of a dog’s life in one app, since January 2018. In addition, Mr. Marks has been serving as a mentor for Google for Startups Accelerator since January 2018. Mr. Marks’ previous experience includes taking three companies public on Nasdaq as their Chief Financial Officer (Lannet Data Communications Ltd., Radcom Ltd. (Nasdaq: RDCM), and Silicom Ltd. (Nasdaq: SILC)), and successfully leading four others as their Chief Financial Officer (Radnet Inc., RealTime Image, Ltd., Adamind Ltd., and Net Optics, Inc.) to acquisitions. Mr. Marks holds a B.A. in Economics and an MBA Finance degree from Tel Aviv University in Israel.

Number and Terms of Office of Officers and Directors

Our board of directors has four members, at least three of whom will be deemed “independent” under SEC and Nasdaq rules.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate.

Each of our directors were appointed by the holders of the majority of our outstanding common stock pursuant to the provisions of our Certificate of Incorporation, with (i) directors in Class I, consisting of Gideon Marks and Julie Kunstler, to stand for election at the Annual Meeting to be held in 2026; (ii) directors in Class II, consisting of Niel Ransom, to stand for election at the annual meeting of stockholders to be held in 2027; and (iii) directors in Class III, consisting of Tuvia Barlev, to stand for election at the annual meeting of stockholders to be held in 2028.

Our Company is governed by our Board. Currently, each member of our Board, other than Tuvia, is an independent director; and all standing committees of our Board of Directors are composed entirely of independent directors, in each case under Nasdaq’s independence definition applicable to boards of directors. For a director to be considered independent, our Board of Directors must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, Nasdaq listing standards require our Board of Directors to consider certain factors, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board of Directors are Niel Ransom, Julie Kunstler and Gideon Marks.

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

Audit Committee

The members of our audit committee are Gideon Marks, Niel Ransom and Julie Kunstler, with Gideon Marks serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Gideon Marks is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The audit committee, among other things:

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

Compensation Committee

The members of our compensation committee are Gideon Marks, Niel Ransom and Julie Kunstler, with Julie Kunstler serving as Chairperson. The composition of our compensation committee meets the requirements for independence under Nasdaq Capital Market listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The compensation committee, among other things:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Niel Ransom, Julie Kunstler, and Gideon Marks, with Niel Ransom serving as Chairperson. The composition of our nominating and corporate governance committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The nominating and corporate governance committee, among other things:

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

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and certain other covered persons, and which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Clawback Policy

Our Board of Directors has adopted a Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2025, except with respect to except with respect to the filing of Form 4s for each of the eleven directors and officers of the Company on November 6, 2025 with respect to an equity grant of RSUs which occurred on September 12, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE AND DIRECTOR COMPENSATION

The following table shows the total compensation awarded to, earned by, or paid to (1) the individual who served as our principal executive officer during fiscal year 2025 and 2024; and (2) our next most highly compensated executive officer who earned more than $100,000 during fiscal year 2024 and were serving as executive officers as of December 31, 2025. We refer to these individuals in this Annual Report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tuvia Barlev, Chief Executive	2025	$298,188		$302,778	—	—	—	$28,054	$629,020
Officer and Chairman	2024	$298,188		—	—	—	—	$25,066	$323,254

Yoav Efron Deputy	2025	193,483		$60,556	—	—	—	$32,081	$286,120
Chief Executive Officer and Chief Financial Officer	2024	$188,118		—	—	—	—	$18,953	$207,071

Yaron Altit, Executive Vice	2025	$134,821	33,036	13,080	—	—	—	$50,994	$231,932
President, International Sales	2024	$125,541	31,173	—	—	$—	—	$34,655	$191,369

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by the executive officers named above at the fiscal year ended December 31, 2025.

	Option Awards					Stock Awards		Market
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Value of Shares of Stock That Have Not Vested ($)
Tuvia Barlev
Chief Executive Officer and Chairman	—		—	—	—	69,445	(5)	34,354

Yoav Efron	10,700	(1)	—	$1.058	02/08/2028	—		—
Chief Financial Officer	2,174	(2)	—	$13.616	05/27/2031	—		—
	—		—	—	—	13,889	(5)	6,870

Yaron Altit						—		—
Executive Vice President, International Sales	—		—	—	—	3,000	(6)	1,484
						667	(3)	560
						2,667	(4)	2240

(1)	The option grant was vested in full on December 7, 2021.
(2)	The options were granted May 27, 2021 and will vest in full by May 26, 2025.
(3)	The RSUs vests annually in three equal tranches, with the first tranche vesting on September 14, 2023, the second tranche vesting on September 14, 2024, and the last tranche vesting on September 14, 2025.
(4)	The RSUs vests annually in three equal tranches, with the first tranche vesting on December 12, 2024, the second tranche vesting on December 12, 2025, and the last tranche vesting on December 12, 2026.
(5)	The RSUs vests annually in three equal tranches, with the first tranche vesting on May 17, 2026, the second tranche vesting on May 17, 2027, and the last tranche vesting on May 17, 2028.
(6)	The RSUs vests annually in three equal tranches, with the first tranche vesting on September 12, 2026, the second tranche vesting on September 12, 2027, and the last tranche vesting on September 12, 2028.

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

401(k) Plan

We maintain a defined contribution employee retirement plan (“401(k) plan”), for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”), and is also intended to qualify as a safe harbor plan. During 2024, we made matching contributions of 100% of the amount of each participant’s contributions, up to 0.5% of each participant’s compensation in the period when contributions are made. The 401(k) plan currently does not offer the ability to invest in our securities.

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

In May 2022, the Company approved an increase to Mr. Barlev’s salary, effective upon completion of the IPO, to $300,000 with performance based variable payment of an additional $260,000 upon the Company’s achievement of various financial and/or other goals established by the Board. In addition, Mr. Barlev received a performance based variable payment of $125,000 following the IPO.

Effective April 1, 2023, we amended Mr. Barlev’s employment to increase his salary to $330,000. Mr. Barlev is also entitled annually to receive $500,000 of RSUs under the Company’s 2025 Plan (as defined below). For the fiscal year of 2024, Mr. Barlev was not granted these RSUs. For the fiscal year of 2025, Mr. Barlev was granted 69,444 RSUs.

Mr. Barlev’s employment agreement, as amended, provides that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreement), if he terminates his employment for “Good Reason” (as defined in the employment agreement), or following his death or permanent disability. In any event in which Mr. Barlev is entitled to severance pursuant to these provisions, we shall continue to pay Mr. Barlev his then-in-effect base salary and provide benefit continuation at our expense for a period of nine months from the date of termination of employment. Any severance payable to Mr. Barlev shall be payable in equal instalments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Chief Financial Officer

Employment Agreements with Mr. Yoav Efron

In May 2024, Mr. Yoav Efron, who has been serving as our Chief Financial Officer since 2018, has been promoted to Deputy Chief Executive Officer, in addition to his current position as Chief Financial Officer.

In December 2017, we entered into an at will employment agreement with our Deputy Chief Executive Officer and Chief Financial Officer, Mr. Yoav Efron, and he entered into another, separate, at will employment agreement with our subsidiary. Both of these agreements remain in effect as of the date of this Annual Report.

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

In May 2023, we entered into an amendment to the employment agreement to increase Mr. Efron’s salary to $205,000, effective as of April 1, 2023. In addition, Mr. Efron was granted an additional 5,500 RSUs, and a $36,500 bonus for 2022. However, Mr. Efron decided not to apply his approved salary increase. In addition, in September 2023 the board indefinitely delayed the grant of 5,500 RSUs to Mr. Efron.

For the fiscal year of 2024, Mr. Efron was not granted these RSUs. For the fiscal year of 2025, Mr. Efron was granted 13,889 RSUs.

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

Executive Vice President, International Sales

Employment Agreement, with Mr. Bret Harrison

On July 5, 2023, we entered into an at-will employment agreement with Mr. Bret Harrison, and of which remains in effect as of the date of this Annual Report. Mr. Harrison is entitled to a base salary of $150,000 annually and an annual sales incentive target of $150,000. Mr. Harrison is also subject to the company’s benefits plans and is entitled subject to board of directors’ approval to an annual restricted stock units (RSU) grant of 5,000 RSUs.

Either party shall be entitled to terminate the employment agreement by providing written notice to the other party.

Director Compensation

Our Board adopted a non-employee director compensation policy pursuant to which each of our directors who is not an employee or consultant of our company will be eligible to receive an annual cash retainer of $10,000 for his or her service on our board of directors and an annual cash retainer of $2,000 for his or her service on a committee of our board of directors, with the chairperson of each committee receiving an additional $3,000 annually. Additionally, following the IPO, as compensation for serving on the Board at the time, Israel Niv and Joseph Moscovitz were each granted 2,500 RSUs, of which shall fully vest over 36 months, subject to each member’s continued service on the Board. Furthermore, in connection with the IPO, on March 22, 2022, Compensation Committee of the Board approved, and thereafter, on May 2, 2023, the entire Board approved and ratified the annual issuance of RSUs worth $100,000 at their time of their grant to the following then-members of the Board, Israel Niv and Joseph Moscovitz (the “Annual RSU Grants”). The Annual RSU Grants shall fully vest over 36 months, subject to each member’s continued service on the Board, as compensation for serving on the Board. Each Annual RSU Grant will be subject to their availability under the 2015 Plan. The members of the Board did not receive any new grants of options during 2024.

Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. The compensation of Mr. Barlev as a named executive officer is set forth in the section above; he does not receive any additional compensation for his service as the Chairman of the Board.

For the fiscal year ended December 31, 2025, our non-employee directors were compensated as follows in the table below:

Name	Year	Cash Fees Earned ($)	RSU Awards ($)	All Other Compensation ($)	Total ($)
Israel Niv(1)	2025	$4,750	$0	$-	$4,750
Gideon Marks	2025	$19,000	$100,000	$-	$119,000
Julie Kunstler	2025	$16,250	$100,000	$-	$116,250
Niel Ransom	2025	$17,206	$100,000	$-	$117,206

(1)	Mr. Niv departed the Company on April 1, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2026 of:

●	each of our directors and executive officers; and

●	each person known to us to beneficially own 5% of our Common Stock on an as-converted basis.

The calculations in the table are based on 26,725,763 common shares issued and outstanding as of March 15, 2026, including treasury shares.

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

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage
Directors and Executive Officers
Tuvia Barlev	41,026	(2)	*
Yoav Efron	6,201	(3)	*
Eyal Aharon	299	(4)	*
Michal Winkler-Solomon	485	(5)	*
Hemi Kabir	338	(6)	*
Elad Domanovitz	601	(7)	*
Yaron Altit	347	(8)	*
Mark DeVol
Gideon Marks	4,630	(9)	—
Julie Kunstler	4,630	(10)	—
Niel Ransom	4,630	(11)	—
All executive officers and directors as a group (11 persons)	63,187		*

5% or Greater Shareholders
S.H.N Financial Investments Ltd.(12)	1,625,000	(13)	5.9%

*	Less than 1%
(1)	Unless otherwise noted, the business address of the following entities or individuals is 710 Lakeway Drive, Suite 200, Sunnyvale, CA 94805.
(2)	Consists of (i) 16,981 shares of common stock held by Mr. Barlev and (ii) 17,052 RSU to vest in next 60 days.
(3)	Consists of (i) 282 shares of common stock held by Mr. Efron, (ii) 1,287 shares of common stock issuable upon the exercise of options, which are currently exercisable and (iii) 4,630 RSU to vest in next 60 days.
(4)	Includes (i) 313 shares of common stock held by Mr. Aharon and (ii) 4 shares of common stock issuable upon the exercise of options, which are currently exercisable.
(5)	Includes (i) 208 shares of common stock held by Mr. Winkler-Solomon and (ii) 349 shares of common stock issuable upon the exercise of options, which are currently exercisable.
(6)	Includes (i) 336 shares of common stock held by Mr. Kabir.
(7)	Includes (i) 240 shares of common stock held by Mr. Domanovitz and (ii) 368 shares of common stock issuable upon the exercise of options, which are currently exercisable.
(8)	Includes (i) 347 shares of common stock held by Mr. Altit.
(9)	Includes (i) 4,630 RSU granted to Mr. Mark, which are scheduled to vest within the next 60 days.
(10)	Includes (i) 4,630 RSU granted to Miss. Kunstler, which are scheduled to vest within the next 60 days.
(11)	Includes (i) 4,630 RSU granted to Mr. Ransom, which are scheduled to vest within the next 60 days.
(12)	Nir Shamir is the Chief Executive Officer of S.H.N Financial Investments Ltd. As such, Mr. Shamir may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) the securities described herein. To the extent Mr. Shamir is deemed to beneficially own such securities, Mr. Shamir disclaims beneficial ownership of these securities for all other purposes.
(13)	Includes 600,000 shares of common stock, 212,500 pre-funded warrants to purchase shares of common stock and 812,500 common warrants to purchase shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs	Weighted- Average Exercise Price of Outstanding Options and RSUs(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan(1)	5,162	$49	9,930
2025 Equity Incentive Plan(2)	172,584	0	6,750
Equity compensation plans not approved by security holders	—	—	—
Total	177,746	$1.42	16,680

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.
(2)	Includes options and RSUs issuable shares from the 2015 Equity Incentive Plan that have not expired.

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan, or the 2025 Plan, was approved by our shareholders at our Annual Meeting which took place on August 12, 2025. The 2025 Plan provides for the grant of equity-based incentive awards to our employees, directors, and consultants in order to incentivize them to increase their efforts on behalf of our Company and to promote the success of our business.

Administration. The compensation committee, which is comprised of non-employee directors, generally will administer awards granted under the 2025 Plan and determine which eligible individuals are to receive option grants or stock issuances under the 2025 Plan, the times when the grants or issuances are to be made, the number of shares of Common Stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. To the extent permitted by applicable law, the compensation committee or the Board may delegate its authority to one or more employees or directors of the Company. Further, the board of directors has reserved to itself the authority to grant awards to the non-employee members of the board of directors, and the board of directors may reserve to itself any of the compensation committee’s other authority and may act as the administrator of the 2025 Plan.

Eligibility. Persons eligible to receive options, SARs or other awards under the 2025 Plan are those employees, directors and consultants of the Company or any subsidiary. The 2025 Plan provides for granting awards under various tax regimes, including, without limitation, for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code and in compliance with Section 102 of the Ordinance and Section 3(i) of the Ordinance under the Israel Subplan.

Number of Shares Authorized Shares Subject to the 2025 Plan. As of the date of this report, 6,750 shares of the Company’s common stock remain available for future grants under the 2025 Plan (“Unissued 2025 Plan Shares”).

The number of shares of Common Stock that may be issued or transferred pursuant to awards under the 2025 Plan (the “Plan Share Limit”) will be 180,000 shares, which include 173,250 shares authorized under the 2025 Plan, and 6,750 shares of the Company’s common stock that remain available for future grants under the 2025 Plan as of as of the date of this report.

Any shares of common stock subject to an award that expires or is canceled, forfeited, or terminated without issuance of the full number of shares of common stock to which the award related will again be available for issuance under the 2025 Plan. No shares subject to an award will become available again if such shares are (a) shares tendered in payment of an option, (b) shares delivered or withheld by the Company to satisfy any tax withholding obligation, or (c) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award.

The compensation committee, in its sole discretion, may grant awards under the 2025 Plan in assumption of, or in substitution for, outstanding awards previously granted by an entity acquired by the Company or with which the Company combines (“Substitute Awards”). Substitute Awards are not counted against the 2025 Plan Share Limit; provided, that, Substitute Awards issued in connection with the assumption of, or in substitution for, outstanding options intended to qualify as Incentive Stock Options shall be counted against the ISO Limit. Subject to applicable stock exchange requirements, available shares under a shareholder-approved plan of an entity directly or indirectly acquired by the Company or with which the Company combines (as appropriately adjusted to reflect such acquisition or transaction) may be used for awards under the 2025 Plan and shall not count toward the 2025 Plan Share Limit.

The number of shares authorized for issuance under the 2025 Plan and the foregoing share limitations are subject to customary adjustments for stock splits, stock dividends, similar transactions or any other change affecting our common stock.

Awards Available for Grant. The 2025 Plan authorizes the grant of equity-based and cash-based compensation awards to those officers and employees of, and consultants to, the Company and its subsidiaries who are selected by the compensation committee, and the 2025 Plan also authorizes the board of directors to grant awards to the non-employee directors of the Company. Awards under the 2025 Plan may be granted in the form of stock options, stock appreciation rights (or “SARs”), restricted shares, restricted share units, and other share-based awards.

Options. Options granted under the 2025 Plan may be either “Incentive stock options” (“ISOs”), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock (“NSOs”) options that do not meet the requirements of Section 422 of the Code. ISOs may be granted under the 2025 Plan with respect to all of the shares of common stock authorized for issuance under the 2025 Plan (the “ISO Limit”). Options may also be issued in compliance with Section 102 of the Ordinance and Section 3(i) of the Ordinance under the Israel Subplan.

The duration of any option shall be within the sole discretion of the Board; provided, however, that any incentive stock option granted to a 10% or less stockholder or any nonqualified stock option shall, by its terms, be exercised within 10 years after the date the option is granted and any incentive stock option granted to a greater than 10% stockholder shall, by its terms, be exercised within five years after the date the option is granted. The exercise price of all options will be determined by the Board; provided, however, that the exercise price of an option (including incentive stock options or nonqualified stock options) will be equal to, or greater than, the fair market value of a share of our stock on the date the option is granted and further provided that incentive stock options may not be granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary, as defined in section 424 of the Code, unless the price per share is not less than 110% of the fair market value of our stock on the date of grant.

Stock Appreciation Rights. The compensation committee in its discretion may grant SARs to participants under the 2025 Plan. A SAR entitles the holder to receive from the Company upon exercise an amount equal to the excess, if any, of the aggregate fair market value of a specified number of shares that are the subject of such SAR over the aggregate exercise price for the underlying shares. The exercise price for each SAR may not be less than 100% of the fair market value of a share on the date of grant, and each SAR shall have a term no longer than 10 years.

We may make payment in settlement of the exercise of a SAR by delivering shares, cash or a combination of shares and cash as set forth in the applicable award agreement.

Restricted Stock. Under the 2025 Plan, the compensation committee may grant or sell restricted shares to participants (i.e., shares that are subject to conditions or restrictions including a requirement that the Participant pay a purchase price for each restricted share or a substantial risk of forfeiture based on continued service to the Company and/or the achievement of performance objectives, and that are subject to restrictions on transferability). Except for these restrictions and any others imposed by the compensation committee, upon the grant of restricted shares, the recipient generally will have rights of a stockholder with respect to the restricted shares, including the right to vote the restricted shares and to receive dividends and other distributions paid or made with respect to the restricted shares. However, any dividends payable with respect to unvested restricted shares will be accumulated or reinvested in additional restricted shares on a contingent basis, subject to forfeiture until the vesting of the underlying award. During the applicable restriction period, the participant may not sell, transfer, pledge, exchange or otherwise encumber the restricted shares.

Restricted Share Unit Awards. The compensation committee may grant or sell restricted share units to participants under the 2025 Plan. Restricted share units constitute an agreement to deliver shares (or an equivalent value in cash) to the participant at the end of a specified restriction period and/or upon the achievement of specified performance objectives, subject to such other terms and conditions as the compensation committee may specify, consistent with the provisions of the 2025 Plan. Restricted share units are not shares of common stock and do not entitle the participants to any of the rights of a stockholder. Restricted share units will be settled, in cash or shares, in an amount based on the fair market value per share on the settlement date. Each restricted share unit award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the compensation committee may determine, which may include restrictions based upon the achievement of performance objectives.

Other Share-Based Awards. The compensation committee may grant other share-based awards to participants under the 2025 Plan. Other share-based awards are awards that are valued in whole or in part by reference to shares or are otherwise based on the value of our common stock, such as unrestricted shares or time-based or performance-based units that are settled in shares and/or cash. Each other share-based award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the compensation committee may determine, consistent with the provisions of the 2025 Plan.

Performance Compensation Awards. The compensation committee may award performance shares and/or performance units under the 2025 Plan. Performance shares and performance units are awards, denominated in shares of common stock, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the compensation committee. The compensation committee will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Transferability. Except as the compensation committee otherwise determines, awards granted under the 2025 Plan will not be transferable by a participant other than by will or the laws of descent and distribution. Except as otherwise determined by the compensation committee, stock options and SARs will be exercisable during a participant’s lifetime only by him or her or, in the event of the participant’s incapacity, by his or her guardian or legal representative. Any award made under the 2025 Plan may provide that any shares issued as a result of the award will be subject to further restrictions on transfer.

Amendment. Our Board may at any time terminate the 2025 Plan or make such amendments thereto as it deems advisable, without action on the part of our stockholders unless their approval is required under any rule promulgated by the SEC or any securities exchange on which the Company’s securities are listed. However, no termination or amendment will, without the consent of the individual to whom any option has been granted, affect or impair the rights of such individual. Under Section 422(b)(2) of the Code, no incentive stock option may be granted under the 2025 Plan more than ten years from the date the 2025 Plan was amended and restated or the date such amendment and restatement was approved by our stockholders, whichever is earlier.

Change in Control. In the event of a merger or Change in Control, each outstanding Award will be treated as the Administrator determines without a Participant’s consent, including, without limitation, that either (i) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) any outstanding Awards that are subject to performance objectives shall be converted to service-vesting awards by the resulting entity, as if “target” performance had been achieved as of the date of the Change of Control, and shall continue to vest based on the Participant’s Continuous Service during the remaining performance period or other period of required service; or (iii) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award for the full duration of their term and outstanding Awards that are subject to performance objectives shall be converted to service-vesting awards by the resulting entity, as if “target” performance had been achieved as of the date of the Change of Control; or (iv) to the extent the Administrator determines, terminate upon or immediately prior to the effectiveness of such merger of Change in Control in exchange for payment in cash.

The 2025 Plan generally defines a change of control to include: (i) the acquisition of more than 50% of the Company’s voting securities, (ii) the replacement of a majority of the incumbent members of the board of directors in a 24-month period, (iii) a merger or consolidation, unless the Company’s stockholders own more than 50% of voting securities of the resulting corporation, or (iv) sale of all or substantially of the Company’s assets.

U.S. Federal Income Tax Consequences. The following is a summary of certain U.S. federal income tax consequences of awards made under the 2025 Plan, based upon the laws in effect on the date hereof. The discussion is general in nature and does not take into account a number of considerations that may apply in light of the circumstances of a particular participant under the 2025 Plan. The income tax consequences under applicable foreign, state and local tax laws may not be the same as under U.S. federal income tax laws.

Options.

Non-Qualified Stock Options

A participant will not recognize taxable income at the time of grant of a non-qualified stock option. A participant will recognize compensation taxable as ordinary income (and subject to income tax withholding for employees) upon exercise of a non-qualified stock option equal to the excess of the fair market value of the shares purchased over their exercise price.

Incentive Stock Options

A participant will not recognize taxable income at the time of grant of an incentive stock option. A participant will not recognize taxable income (except for purposes of the alternative minimum tax) upon exercise of an incentive stock option. If the shares acquired by exercise of an incentive stock option are held for the longer of two years from the date the option was granted and more than one year from the date the shares were transferred, any gain or loss arising from a subsequent disposition of such shares will be taxed as long-term capital gain or loss. If, however, such shares are disposed of within either of such two- or one-year periods, then in the year of such disposition the participant will recognize compensation taxable as ordinary income equal to the excess of the lesser of the amount realized upon such disposition and the fair market value of such shares on the date of exercise over the exercise price.

Restricted Stock. A participant will not recognize taxable income at the time of grant of restricted shares, unless the participant makes an election under Section 83(b) of the Internal Revenue Code to be taxed at such time. If such election is made, the participant will recognize compensation taxable as ordinary income (and subject to income tax withholding for employees) at the time of the grant equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for the restricted shares. If such election is not made, the participant will recognize compensation taxable as ordinary income (and subject to income tax withholding for employees) at the time the restrictions lapse in an amount equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for the restricted shares.

Restricted Stock Units. A participant will not recognize taxable income at the time of grant of a restricted share unit award. A participant will recognize compensation taxable as ordinary income (and subject to income tax withholding for employees) at the time of settlement of the award equal to the fair market value of any shares delivered and the amount of cash paid upon settlement of the award.

SARs. A participant will not recognize taxable income at the time of grant of a SAR. Upon exercise, a participant will recognize compensation taxable as ordinary income (and subject to income tax withholding for employees) equal to the fair market value of any shares delivered and the amount of cash paid upon exercise of the SAR.

Stock Bonus Awards. Generally, participants will recognize taxable income at the time of settlement of other share-based awards, with the amount of income recognized generally being equal to the amount of cash and the fair market value of any shares delivered under the award.

Section 162(m). When a participant recognizes ordinary compensation income as a result of an award granted under the 2025 Plan, the Company may be permitted to claim a federal income tax deduction for such compensation, subject to various limitations that may apply under applicable law. As a result of those limitations, there can be no assurance that any compensation awarded or paid under the 2025 Plan will be deductible, in whole or in part. For example, Section 162(m) of the Internal Revenue Code generally disallows the deduction of compensation in excess of $1 million per year payable to certain “covered employees.” As a result, all or a portion of the compensation paid to one of our covered employees pursuant to the 2025 Plan may be non-deductible pursuant to Section 162(m).

Further, to the extent that compensation provided under the 2025 Plan may be deemed to be contingent upon a change of control, a portion of such compensation may be non-deductible by the Company under Section 280G of the Internal Revenue Code and may be subject to a 20% excise tax imposed on the recipient of the compensation.

Section 409A. Section 409A of the Internal Revenue Code imposes additional tax upon the payment of nonqualified deferred compensation unless certain requirements are met. We intend that awards granted under the 2025 Plan will be designed and administered in such a manner that they are either exempt from the application of, or comply with, the requirements of Section 409A. However, the Company does not warrant the tax treatment of any award under Section 409A or otherwise.

This general discussion of U.S. federal income tax consequences is intended for the information of stockholders considering how to vote with respect to this proposal and not as tax guidance to participants in the 2025 Plan. Different tax rules may apply to specific participants and transactions under the 2025 Plan.

New Incentive Plan Benefits. We are unable to determine the dollar value and number of stock awards that may be received by or allocated to (i) any of our named executive officers, (ii) our current executive officers, as a group, (iii) our employees who are not executive officers, as a group, and (iv) our non-executive directors, as a group as a result of the approval of the amendment to the 2025 Plan because at this time we are unable to determine whether any of the current non-executive directors will meet the requirements to receive any automatic grants of options under the 2025 Plan and all other stock awards granted to such persons are granted by the Compensation Committee on a discretionary basis.

Interests of Directors or Officers. None of the Company’s officers or directors has any interest in any of the matters to be acted upon, except to the extent that a director is named as a nominee for election to the board of directors, a director or an officer may be granted equity award under our 2025 Plan, and/or a director or an officer is a shareholder of our common stock.

Israeli Subplan and Tax Matters. Section 102 of the Israeli Income Tax Ordinance (New Version), 1961, as amended (the “Section 102”; “Tax Ordinance”, respectively) shall apply to allocation of Awards and/or shares to employees, directors and office holders, but excluding controlling shareholders (as defined in Section 32(9) of the Ordinance) (the “Employees”). Awards granted under Section 102 may be classified as 102 Trustee Grant to be held by a trustee for the benefit of the Employees for such period of time as required by Section 102 or any regulations, rules or orders or procedures promulgated thereunder (the “Trustee”; “Holding Period”, respectively) or as Non-Trustee Grant, without a trustee. The Trustee is appointed by the Company and approved by the Israeli Tax Authorities. Under the trustee track, the trustee may not release any 102 Trustee Grants or shares allocated or issued upon exercise of 102 Trustee Grants prior to the end of the Holding Period and the full payment of participant’s tax liabilities arising from 102 Trustee Grant which were granted to him and/or any shares allocated or issued upon exercise of such Awards. With respect to any 102 Trustee Grant, a participant shall not sell or release from trust any share received upon the exercise of an 102 Trsutee Grant and/or any share received subsequently following any realization of rights, including bonus shares, until the lapse of the Holding Period described above. If any such sale or release shall occur during the Holding Period the sanctions under Section 102 shall apply and shall be borne by such participant. 102 Trustee Grants may either be classified as “ordinary income award” or “capital gains award”. The classification of the type of awards as “ordinary income award” or “capital gain award” depends on the election made by the Company prior to the date of grant, and obligates the Company to grant such type of award to all of its Employees for a period of one year following the year during which the elected type of awards were first granted.

We expect to grant Awards to our Employees as 102 Trustee Grants under the capital gain track. The 2025 Plan and the relevant election will be appropriately filed with the Israeli tax authorities at least 30 days before the grants of 102 Trustee Grants are made. Under such track, the Employee will be taxed at capital gain rates upon the sale of shares received following the exercise of such awards or upon release of such shares from trust, whichever is earlier, provided that the conditions of the “capital gains track” are met.

2015 Equity Incentive Plan

The 2015 Equity Incentive Plan, or the 2015 Plan, was adopted by our Board, on May 10, 2015. The 2015 Plan provides for the grant of equity-based incentive awards to our employees, directors, and consultants in order to incentivize them to increase their efforts on behalf of our Company and to promote the success of our business.

Authorized Shares. As of the date of this Annual Report, there are 0 options to purchase shares of common stock reserved and available for grant under the 2015 Plan. Common stock subject to options granted under the 2015 Plan that expire or become unexercisable without having been exercised in full will become available again for future grant or sale under the 2015 Plan.

Administration. The Board, or a duly authorized committee of the Board, administers the 2015 Plan, or the Administrator. Under the 2015 Plan, the Administrator has the authority, subject to applicable law, to interpret the terms of the 2015 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of a share, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2015 Plan and take all other actions and make all other determinations necessary for the administration of the 2015 Plan.

The administrator also has the authority to approve the conversion, substitution, cancellation or suspension under and in accordance with the 2015 Plan of any or all awards, and the authority to modify outstanding awards unless otherwise provided by the terms of the 2015 Plan.

The administrator may adopt special appendices and/or guidelines and provisions for persons who are residing in or employed in, or subject to, the taxes of, any domestic or foreign jurisdictions, to comply with applicable laws, regulations, or accounting, listing or other rules with respect to such domestic or foreign jurisdictions.

Eligibility. The 2015 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Ordinance and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code.

Grants. All awards granted pursuant to the 2015 Plan will be evidenced by an award agreement. Award agreements need not be in the same form and may differ in the terms and conditions included therein. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions, the exercise price, if applicable, the date of expiration of the award, any special terms applying to such award (if any), including the terms of any country-specific or other applicable appendix, as determined by our board of directors.

Awards. The 2015 Plan provides for the grant of stock options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock and Restricted Stock Units.

With respect to options granted under the 2015 Plan, unless otherwise determined by the administrator, and subject to the conditions of the 2015 Plan, options vest and become exercisable, if applicable, under the following schedule: 25% of the shares covered by the option on the first anniversary of the vesting commencement date determined by the administrator (and in the absence of such determination, the date on which such option was granted) and 6.25% of the shares covered by the option at the end of each subsequent three-month period thereafter over the course of the following three years; provided that the grantee remains continuously as an employee or provides services to our company and our affiliates throughout such vesting dates.

Each option will expire ten years from the date of the grant thereof, unless such shorter term of expiration is otherwise designated by the administrator or required by applicable law.

Options under the 2015 Plan may be exercised by providing our company with a notice of exercise and full payment of the exercise price for such shares underlying the option, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An option may not be exercised for a fraction of a share. If the Company’s shares are listed for trading on any securities exchange, and if the administrator so determines, all or part of the exercise price and any withholding taxes may be paid by the delivery of an irrevocable direction to a securities broker approved by our company to sell shares and to deliver all or part of the sales proceeds to our company or the trustee, or, the delivery of an irrevocable direction to pledge shares to a securities broker or lender approved by our company, as security for a loan, and to deliver all or part of the loan proceeds to our company, or such other method of payment acceptable to our company as determined by the administrator.

Transferability. Other than by will, the laws of descent and distribution or as otherwise provided under the 2015 Plan, the awards and shares granted under the 2015 Plan are not assignable or transferable, unless determined otherwise by the Administrator in which case such Award may only be transferred as permitted by Rule 701 of the Securities Act of 1933.

Termination of Relationship. In the event of termination of a grantee’s employment or service with our company, all vested and exercisable options held by such grantee as of the date of termination may be exercised within ninety days after such date of termination, unless otherwise determined by the administrator, but in no event later than the date of expiration of the option as set forth in the award agreement. After such ninety-day period, all such unexercised options will terminate, and the shares covered by such options shall again be available for issuance under the 2015 Plan.

In the event of termination of a grantee’s employment or service with our company or any of our affiliates due to such grantee’s death or permanent disability, all vested and exercisable options held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate or by a person who acquired the right to exercise the options by bequest or inheritance, as applicable, within 12 months after such date of termination, unless otherwise provided by the administrator, but in no event later than the date of expiration of the option as set forth in the award agreement. Any options which are unvested as of the date of such termination or which are vested but not then exercised within the 12-month period following such date, will terminate and the shares covered by such options shall again be available for issuance under the 2015 Plan.

All restricted shares still subject to restriction under the applicable restriction period as set by the administrator in the applicable award agreement, lapsed will revert to the Company and again will become available for grant under the 2015 Plan.

Rights as a stockholder. Subject to terms of the 2015 Plan, a grantee shall have no rights as a stockholder of our company with respect to any shares covered by an award until the grantee shall have exercised the award and paid the exercise price therefor, if applicable, and becomes the record holder of the subject shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During years ended December 31, 2025 and 2024, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024.

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2025	2024
Audit fees (1)	$162,253	$241,516
Audit related fees (2)	80,030	51,000
Tax fees	7,000	29,685
All other fees	-	-
Total	$249,283	$322,201

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

(3)	Exhibits.

(a) Exhibits.

Exhibit No.	Description
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2022 (as filed as Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Certificate of Amendment to the Twenty Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated April 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2023)
3.3	Certificate of Amendment to the Twenty Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated November 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2025)
3.4	Amended and Restated Bylaws of Actelis Networks, Inc. (as filed as Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Description of Securities (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024)
4.2	Form of Representative’s Warrant (as filed as Exhibit 4.1 to the Company’s Form S-1/A, filed on May 2, 2022)
4.3	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.4	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.5	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 8, 2023)
4.6	Form of Common Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.7	Form of Pre-Funded Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.8	Form of Placement Agent Warrant (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
4.9	Form of Credit Agreement (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)
4.10	Form of Series A-3 Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 3, 2025)
4.11	Form of Series A-4 Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 3, 2025)
4.12	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on July 3, 2025)
4.13	Form of New Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 3, 2025)
4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 3, 2025)
4.15	Form of Common Warrant to be sold in the Offering (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 19, 2025)
4.16	Form of Pre-Funded Warrant to be sold in the Offering (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 19, 2025)
4.17	Form of Placement Agent Warrant to be sold in the Offering (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 19, 2025)
10.1	Lease by and between Actelis Networks Israel, Ltd. and Moshe Smucha, dated January 13, 2000 (as filed as Exhibit 10.2 to the Company’s Form S-1/A, filed on May 2, 2022)

Exhibit No.	Description
10.2	First Amendment to the Lease and Management Agreements from October 22, 2017, by and between Homerton Investments, Ltd. and Actelis Networks Israel Ltd., dated April 14, 2021 (as filed as Exhibit 10.3 to the Company’s Form S-1/A, filed on May 2, 2022)
10.3+	Employment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev dated February 15, 2015 (as filed as Exhibit 10.9 to the Company’s Form S-1/A, filed on May 2, 2022)
10.4+*	Amendment No. 1 to the Employment Agreement between Actelis Networks, Inc. and Mr. Tuvia Barlev, dated as of April 1, 2023.
10.5+	Employment Agreement between Actelis Networks Israel, Ltd. And Mr. Yoav Efron dated November 30, 2017 (as furnished as Exhibit 10.11 to the Company’s Form S-1/A, filed on May 10, 2022)
10.6+*	Amendment No. 1 to the Employment Agreement between Actelis Networks, Inc. and Mr. Yoav Efron, dated as of April 1, 2023
10.7+	Actelis Networks, Inc. 2015 Equity Incentive Plan (as filed as Exhibit 10.13 to the Company’s Form S-1, filed on April 15, 2022)
10.8+	Amendment No. 1 to 2015 Equity Incentive Plan (as filed as Exhibit 10.14 to the Company’s Form S-1, filed on April 15, 2022)
10.9+*	Actelis Networks, Inc. 2025 Equity Incentive Plan
10.10	Form of Warrant Amendment (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023)
10.11	Form of June 2024 Placement Agent Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2024).
10.12	Form of July 2024 Placement Agent Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2024).
10.13	At the Market Offering Agreement by and between H.C. Wainwright & Co., LLC dated September 25, 2024 (as field as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 25, 2024)
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 3, 2025)
10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 3, 2025)
10.16	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 3, 2025)
10.17	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2025)
10.18	Form of White Lion RRA (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 2, 2025)
10.19	Form of PIPE Purchase Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 2, 2025)
10.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 2, 2025)
10.21	Securities Purchase Agreement, dated December 17, 2025, by and between the Company and each investor party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 19, 2025)
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (as filed as Exhibit 21.1 to the Company’s Form S-1, filed on April 15, 2023)
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.) a member firm of PricewaterhouseCoopers International Limited, independent registered accounting firm for the Company
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350
97.1	Actelis Networks, Inc. Executive Officer Clawback Policy (as filed as Exhibit 97.1 to the Company’s Form 10-K, filed on March 26, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTELIS NETWORKS, INC.

/s/ Tuvia Barlev	Date: March 18, 2026
Tuvia Barlev
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tuvia Barlev	Chief Executive Officer, Secretary and	March 18, 2026
Tuvia Barlev	Chairman of the Board (Principal Executive Officer)

/s/ Yoav Efron	Chief Financial Officer and Deputy Chief Executive Officer	March 18, 2026
Yoav Efron	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julie Kunstler	Director	March 18, 2026
Julie Kunstler

/s/ Gideon Marks	Director	March 18, 2026
Gideon Marks

/s/ Niel Ransom	Director	March 18, 2026
Niel Ransom