Form 10-Q
period 2026-03-31
ACTELIS NETWORKS INC
filed 2026-05-14
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-41375

ACTELIS NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2160309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

710 Lakeway Drive, Suite 200, Sunnyvale, CA 94085

(Address of principal executive offices)

(510) 545-1045

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 11, 2026, 25,794,169 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2026

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2026

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands, except for share amount)

	March 31, 2026	December 31, 2025
Assets
CURRENT ASSETS:
Cash and cash equivalents	7,546	4,057
Restricted cash and bank deposits	77	381
Trade receivables, net of allowance for credit losses of $166 as of March 31, 2026, and $ 168 as of December 31, 2025	930	1,058
Inventories	2,292	2,461
Prepaid expenses and other current assets	605	634
TOTAL CURRENT ASSETS	11,450	8,591

NON-CURRENT ASSETS:
Property and equipment, net	71	26
Prepaid expenses and other	467	459
Restricted bank deposits	30	30
Funds in respect of employee rights upon retirement	239	264
Operating lease right-of-use assets	489	69
Long-term deposits	86	91
TOTAL NON-CURRENT ASSETS	1,382	939

TOTAL ASSETS	12,832	9,530

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands)

	March 31, 2026	December 31, 2025
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Credit line	52	479
Short-term loan	-	350
Trade payables	487	817
Deferred revenues	186	223
Employee and employee-related obligations	661	624
Accrued royalties	650	612
Current maturities of operating lease liabilities	279	14
Other current liabilities	298	373
TOTAL CURRENT LIABILITIES	2,613	3,492

NON-CURRENT LIABILITIES:
Long-term loan	150	150
Deferred revenues	16	20
Operating lease liabilities	206	23
Liability for employee rights upon retirement	266	292
Liability for commitment fee under ELOC agreement	625	-
Pre-funded Warrants Liability	626	750
Other long-term liabilities	15	6
TOTAL NON-CURRENT LIABILITIES	1,904	1,241
TOTAL LIABILITIES	4,517	4,733

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized: 24,049,985 and 8,058,392 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of March 31, 2026, and December 31, 2025, None issued and outstanding as of March 31, 2026, and December 31, 2025.		-
Additional paid-in capital	63,093	57,119
Accumulated deficit	(54,779)	(52,323)
TOTAL SHAREHOLDERS’ EQUITY	8,315	4,797

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,832	9,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands, except for share and per share amounts)

	Three months ended March 31,
	2026	2025

REVENUES	958	721
COST OF REVENUES	723	470
GROSS PROFIT	235	251

OPERATING EXPENSES:
Research and development expenses	689	681
Sales and marketing expenses	675	666
General and administrative expenses	734	716
TOTAL OPERATING EXPENSES	2,098	2,063

OPERATING LOSS	(1,863)	(1,812)
Interest expense	(14)	(34)
Other Financial expense, net	(579)	(14)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(2,456)	(1,860)

Net loss per share attributable to common shareholders – basic and diluted	$(0.16)	$(2.18)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	15,579,527	852,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional			Total
Three months ended	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF JANUARY 1, 2025	762,316	1	-	-	47,046		(44,062)	2,985
Share based compensation	-	-	-	-	79		-	79
Vesting of RSUs	167	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs	139,493	*	-	-	1,580			1,580
Warrants to lender	-	-	-	-	22		-	22
Net comprehensive loss for the period	-	-	-	-	-		(1,860)	(1,860)
BALANCE AS OF MARCH 31, 2025	901,976	1	-	-	48,727		(45,922)	2,806

BALANCE AS OF JANUARY 1, 2026	8,058,392	1	-	-	57,119		(52,323)	4,797
Share based compensation	-	-	-	-	70		-	70
Vesting of RSUs	2,165	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs- ATM (Note 6)	18,429,137	*	-	-	6,943		-	6,943
Exercise of Pre Funded Warrants into common stock	235,000	*	-	-	(*	)	-	-
Repurchase of common stock for retirement	(2,674,709)	*	-	-	(1,039)		-	(1,039)
Net comprehensive loss for the period	-	-	-	-	-		(2,456)	(2,456)
BALANCE AS OF March 31, 2026	24,049,985	1	-	-	63,093		(54,779)	8,315

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(U. S. dollars in thousands)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,456)	(1,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	6
Inventories write-downs	38	5
Financial expenses	6	15
Share-based compensation	70	79
Liability for commitment fee under ELOC agreement	625	-
Change in fair value of pre-funded warrant liability	(124)	-
Changes in operating assets and liabilities:
Trade receivables, net	128	382
Net change in operating lease assets and liabilities	29	(22)
Inventories	130	(76)
Prepaid expenses and other current assets	21	(94)
Trade payables	(331)	(128)
Deferred revenues	(41)	11
Other current liabilities	(8)	(488)
Other long-term liabilities	9	(4)
Net cash used in operating activities	(1,902)	(2,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term deposits	(1)	1
Long-term deposit	5	-
Purchase of property and equipment	(45)	-
Net cash provided by (used in) investing activities	(41)	1
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock – ATM	7,311	1,750
Offering cost from issuance of common stock – ATM	(368)	(170)
Credit lines with bank, net	(427)	(324)
Proceeds from short-term loans	-	75
Repurchase of common stock for retirement	(1,039)	-
Repayment of short-term loan	(350)	-
Net cash provided by financing activities	5,127	1,331
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	-	(1)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	3,184	(843)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,362	2,267
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	7,546	1,424

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	March 31
	2026	2025
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	7,546	1,122
Restricted cash , current	-	302
Total cash, cash equivalents and restricted cash	7,546	1,424

	Three months ended March 31,
	2026	2025
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	4	167

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Warrant to lender	-	22
Operating lease right of use assets obtained in exchange for operating lease liabilities	476	-
Other non-current assets	-	50

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO and the Company’s Common Stock commenced listing on the NASDAQ. On April 10, 2026 the Company’s common stock was delisted from Nasdaq and on the same day started trading on the OTC market, operated by OTC Market Group (“OTC”). Effective April 24, 2026, its common stock commenced trading on the OTCQB Venture Market, operated by OTC. For additional information, see Note 1(d).

b.	The Company has incurred significant losses and negative cash flows from operations. For the Three months ended March 31,2026 and March 31,2025, net loss was $2,456 and $1,860, respectively. During the three months ended March 31, 2026, and March 31, 2025, the Company had negative cash flows from operations of $1,902 and $2,174, respectively. As of March 31, 2026, the Company’s accumulated deficit was $54.8 million. The Company has funded its operations to date through equity and debt financing and has cash on hand (including restricted cash equivalents) of $7.5 million and long-term deposits and restricted bank deposits of $193 as of March 31, 2026. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute additional cost reduction measures in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL: (continued):

c.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict.

Although, one employee has been called to reserve duty in the Israel Defense Forces in March 2026, currently, the Company’s operations and financial results have not been significantly impacted.

We do not anticipate any short-term material impact on our business performance due to the ongoing conflicts in the Gaza Strip, Lebanon, Iran and the overall geo-political situation in Israel. However, as this is an unpredictable event, its continuation or resolution could influence our expectations. We are closely monitoring political and military developments and assessing their potential impact on our operations, financial performance, and overall business condition.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL: (continued):

d.

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) had determined to delist the Company’s securities from The Nasdaq Capital Market. As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Nasdaq Listing Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore was subject to immediate delisting.

The Company requested an appeal hearing, which stayed the suspension and delisting action. At the appeal hearing, the Company presented to the Nasdaq Hearings Panel its plan to regain compliance with the Bid Price Rule.

On April 8, 2026, Nasdaq delivered a letter to the Company confirming to the Company that it had denied the Company’s request for continued listing and therefore that trading of the Company’s common stock, par value $0.0001 per share (“Common Stock”), would be suspended at the open of trading on April 10, 2026. As a result, the Company’s Common Stock began trading on the OTC Market starting April 10, 2026.

On April 24, 2026, the Company announced that it had been approved for and commenced trading on the OTCQB Venture Market operated by OTC, effective at the open of business on April 24, 2026. The Company’s common stock continues to trade under the symbol “ASNS.”

In connection with the Company’s Common Stock Purchase Agreement with White Lion as described in note 6b below, the Company failed to maintain its listing on the Nasdaq Capital Market. As a result, the Commitment Fee Amount has been increased pursuant to the terms of the Delisting Penalty Provision of such agreement.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that could be expected for the 2026 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

b.	Use of estimates in preparation of financial statements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to fair values of financial instruments, inventory write-offs, provisions, as well as in estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

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

The Company measured the fair value of the pre-funded warrants described in note 6 based on Level 2 inputs, and the liability amounted to $626 as of March 31, 2026 and $750 as of December 31, 2025 respectively. The liability is presented in the accompanying condensed consolidated balance sheet as Pre-Funded Warrant liability.

As of March 31, 2026, and December 31, 2025, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, Restricted bank deposits, trade receivables, other current asset, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

d.	Concentration of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and bank deposits, and trade receivables. Cash and cash equivalents and restricted cash equivalents are placed with banks and financial institutions in the United States and Israel.

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

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

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

The Company has customers balances representing 10% or more of Trade receivables as follows:

1)	Customer A represented 23% and 15% of the Company Trade receivables balance as of March 31, 2026, and December 31, 2025, respectively.

2)	Customer B represented 13% and 0% of the Company Trade receivables balance as of March 31, 2026, and December 31, 2025, respectively.

3)	Customer C represented 10% and 6% of the Company Trade receivables balance as of March 31, 2026, and December 31, 2025, respectively.

4)	Customer D represented 0% and 12% of the Company Trade receivables balance as of March 31, 2026, and December 31, 2025, respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

e.	Segments

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

f.	New Accounting Pronouncements

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

Recently adopted accounting pronouncements:

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim reporting periods within those fiscal years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES: (continued):

Accounting Pronouncements effective in future periods- not yet adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220 40): Disaggregation of Income Statement Expense and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 – INVENTORIES:

	March 31, 2026	December 31, 2025
Raw materials	1,623	1,695
Finished goods	669	766
	2,292	2,461

Inventory write-offs totaled $38 and $5 during the three months ended March 31, 2026, and March 31, 2025, respectively.

NOTE 4 – EVENTS OCCURRED DURING THE PERIOD:

a.	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which was renewed on December 28, 2023, and expired on December 31, 2025. The lease payments are denominated in NIS and are indexed to the consumer price index. The company has extended its lease agreement from February 23, 2026, for two years, expiring on February 22, 2028. The monthly lease fee is a total of $21.

As of February 23,2026, the Company recorded the related asset and liability at the present value of payments over the lease term, discounted using the lessee’s incremental borrowing rate, which was 7.6%.

As of March 31, 2026, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2026	212
2027	281
2028	43
Total future minimum lease payments	536
Less: interest	(51)
Present value of operating lease liabilities	485

b.	The Company entered into a bridge loan agreement with Bank Mizrahi-Tefahot on December 3, 2025, pursuant to which it received a loan in the principal amount of $350. The loan bears effective interest rate 9.63% and is repayable under the conditions set out in the agreement. The proceeds were used for the general working capital requirements of Actelis Networks, Inc. and were presented under short-term borrowings in the Company’s consolidated financial statements. During the three months ended March 31, 2026, the company repaid the outstanding loan in full, including all accrued interest.

c.	On March 18, 2026, the Board of Directors authorized an expansion of the Company’s share repurchase program, pursuant to which the Company may repurchase up to $1,500 of its outstanding common stock. Repurchases under the program may be made from time to time at management’s discretion through open market purchases, privately negotiated transactions, block trades, and/or pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and other applicable laws.

On March 23 and 24, 2026, the Company repurchased an aggregate of 2,674,709 shares of its common stock for a total consideration of $1,039. All repurchased shares were subsequently cancelled and returned to the status of authorized but unissued shares.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated to repay certain research and development grants received from the Israel Innovation Authority (“IIA”) in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after March 31, 2026, for the future sale of products that includes technology developed and funded with these research and development grants received to date.

In October 2024, the Company entered into a payment plan with the Israel Innovation Authority (“IIA”) to settle the outstanding balance as of the prior year. Pursuant to the agreement, the IIA agreed to offset a delayed payment of approximately $50 against the total outstanding balance, and the Company paid $190. The remaining balance is payable over a two-year period in quarterly installments of approximately $106, commencing in October 2024. The outstanding balance continues to accrue interest and linkage differentials in accordance with applicable legal requirements until fully settled.

In addition, the Company is required to report and pay ongoing royalties commencing from the first half of 2024.

During the three months ending March 31, 2026 and March 31, 2025, the company repaid $124 and $236 respectively.

As of March 31, 2026, and December 31, 2025, the Company had a liability to pay royalties in the amount of approximately $650 and $612, respectively.

b.	For information related to liability to commitment fees see note 6b.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	As of March 31, 2026 total of 1,069 common stock is held by the company as treasury shares.

b.

Equity Line of Credit Agreement October 2025:

On September 27, 2025, the company entered into an equity line of credit agreement (the “ELOC Purchase Agreement”) and the White Lion registration rights agreement (the “White Lion RRA”) with White Lion (the “ELOC Holder”), commencing from October 1, 2025 (the “Effective Date”) provided that the Company did not cancel the ELOC Purchase Agreement prior to the Effective Date. Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the Commitment Amount of $30,000 in aggregate gross purchase price of newly issued shares of the Company’s Common Stock for the 36-month period beginning form October 1, 2025 (the “Commitment Shares”), subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. The shares will be issued at a fixed discount to the lowest of the prevailing market price or the VWAP of the lowest traded price in the preceding 30 days.

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

As consideration for the ELOC Holder’s irrevocable commitment to purchase the Company’s Common Stock up to the Commitment Fee Amount, the Company agreed to issue Commitment Shares equal to the Commitment Fee Amount of $750 divided by the lowest traded price of the Company’s Common Stock during the 30 business days prior to the issuance of the Commitment Shares.

The ELOC does not meet the requirement to be classified as equity pursuant to ASC 815-40.

On December 31, 2025, the company and ELOC holder entered into a pre-funded warrant for a number of shares with an aggregate value of $750, determined based on the lowest traded price in the preceding 30 days, in accordance with the terms of the ELOC agreement. On such date, the Company issued 1,704,545 pre-funded warrants. As of March 31, 2026, the fair value of the pre-funded warrants was approximately $626, based on the market price of the Company’s common stock on that date.

According to the agreement, If, at any point during the term of the Common Stock Purchase Agreement, the Company fails to be listed on the Nasdaq Capital Market, the Commitment Fee Amount will increase to $1,000 if remedied within six months or less, to $1,250 if remedied after six months but before twelve months, and $1,500 if not remedied within twelve months (the “Delisting Penalty Provision”). The Common Stock Purchase Agreement can be terminated by the Company at any time, in which case the increased Commitment Share Fee steps due to a failure to relist on a National Exchange that have not occurred yet, shall automatically be waived if such termination occurs at the date that is six (6) months after April 13, 2026 which is the date on which the Shareholder Approval was obtained.

Since the Company failed to maintain its listing on the Nasdaq Capital Market, the Company recorded additional liability to commitment fees in the amount of $625 based on management remediation plan. The total fees recognized as of March 31, 2026 is $1,375.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

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

On January 5, 2026, the Company updated the offering amount based on the issuance in the preceding twelve months to $12 million of its common stock, par value $0.0001 per share through a filing of a prospectus supplement related to its ATM with Wainwright. The agreement has an effectiveness period from September 25, 2024 through September 24, 2027, and the Company is not obligated to sell any shares of common stock during such period.

The Company is currently unable to utilize its ATM facility as a result of its delisting from Nasdaq until it will be able to relist.

During the three months ended March 31, 2026, the company issued and sold 18,429,137 shares of common stock for gross proceeds of approximately $7,311. The issuance cost is $368.

d.	Total outstanding warrants as of March 31, 2026, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	6,613	$46.25	1.2
Warrants December 2023	8,899	$14.75	2.75
Warrants June 2024	6,998	$34.375	3.6
Warrants July 2024	6,998	$25	0.2
Warrants July 2025	499,188	$6.2-$7.7	2.12
Warrants September 2025	670,421	$3.7-$4.6	3.06
Warrants October 2025	10,000	$3.7	4.4
Warrants December 2025	6,687,500	$0.8-$1	4.75
Other	3,679	$102.7 - $500	0.3 – 1.2
Outstanding as of March 31, 2026	7,900,296

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

e.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2026	3,957	$36.3	1.3
Granted	-	-	-
Exercised	-	-	-
Forfeited	(152)	(6.44)	-

Outstanding – March 31, 2026	3,805	35	1
Exercisable – March 31, 2026	3,721	34	1

The majority of the Share-based compensation expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of March 31, 2026, the unrecognized compensation costs related to those unvested stock options are $4, which are expected to be recognized over a weighted-average period of 5 months.

2)	A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	March 31, 2026
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	173,789	4.36
Granted during the period	1,000	1.1
Vested during the period	(2,165)	4.4
Forfeited during the period	(1,568)	(2.63)
Outstanding as of March 31, 2026	171,208	4.36

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of March 31, 2026, the unrecognized compensation cost related to unvested RSUs totaled to approximately $540 and is expected to be expensed over a weighted-average recognition period of approximately 1.2 years.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

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

Diluted loss per share excludes 7,900,296 shares underlying outstanding warrants, 3,805 shares underlying outstanding options, and 171,208 shares underlying outstanding RSUs for the three months ended March 31, 2026, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 460,220 shares underlying outstanding warrants, 6,143 shares underlying outstanding options, and 3,459 shares underlying outstanding RSUs for the three months ended March 31, 2025, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended March 31,
	2026	2025
Numerator:

Net loss	$(2,456)	$(1,860)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	13,834,612	852,011

Pre-Funded warrants to purchase common shares	1,744,915	-

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	15,579,527	852,011
Net loss per share attributable to common shareholders – basic and diluted	$(0.16)	$(2.18)

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Three months ended March 31,
	2026	2025
North America	$594	$477
Europe, the Middle East and Africa	293	230
Asia Pacific	71	14
	$958	$721

b.	Revenues from contract liability:

	Three months ended, March 31, 2026	Three months ended, March 31, 2025
Opening balance	243	339
Revenue recognized that was included in the contract liability balance at the beginning of the year	(81)	(68)
Additions	40	79
Ending balance	202	350

As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligation is $ 202, and the Company will recognize this revenue over the next 13 months.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES: (continued):

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Three months Ended March 31, 2026
	%	Revenues
	U.S. dollars in thousands
Customer A	14%	131
Customer B	12%	118
Customer C	6%	56

	Three months Ended March 31, 2025
	%	Revenues
	U.S. dollars in thousands
Customer C	19%	136

The majority of the Company’s revenues are recognized at a point in time.

NOTE 9 - SUBSEQUENT EVENT:

1.	On April 10, 2026 the Company’s common stock was delisted from Nasdaq. Effective April 24, 2026, its common stock commenced trading on the OTCQB Venture Market, operated by OTC. For additional information, see Note 1(d).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Actelis Networks Inc.’s (the “Company”, “we”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 18, 2026, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our history of losses and possible need for additional capital to fund our operations, as well as our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the possible insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding assets, liabilities, expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to grow the business due to the uncertainty resulting from our solutions and products’ market dynamics, changes to and in our go-to market operations and strategies, geo-political developments or any future pandemic;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to maintain the quotation of our Class A common stock on the OTCQB Venture Market (“OTCQB”) operated by The OTC Markets Group, Inc. (“OTC Markets”) and the potential to uplist to the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situation in Israel and the Middle East on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist terror and political group in the Gaza Strip) and Hezbollah (an Islamist terror and political group in Lebanon) and Iran including its accomplices;

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

References in this report to “we,” “Actelis,” “us,” “our,” or the “Company” refer to Actelis Networks, Inc. and its wholly owned subsidiary. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 18, 2026 (referred to herein as the “Annual Report”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” included in the Annual Report, as updated in Part II, Item 1A below, and the Special Note Regarding Forward Looking Statements above.

Recent Developments

Nasdaq Delisting

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) had determined to delist the Company’s securities from The Nasdaq Capital Market. As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Nasdaq Listing Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore was subject to immediate delisting.

The Company requested an appeal hearing, which stayed the suspension and delisting action. At the appeal hearing, the Company presented to the Nasdaq Hearings Panel its plan to regain compliance with the Bid Price Rule.

On April 8, 2026, Nasdaq delivered a letter to the Company confirming to the Company that it had denied the Company’s request for continued listing and therefore that trading of the Company’s common stock, par value $0.0001 per share (“Common Stock”), would be suspended at the open of trading on April 10, 2026. As a result, the Company’s Common Stock began trading on the OTCID basic market starting April 10, 2026.

On April 24, 2026, the Company announced that it had been approved for and commenced trading on the OTCQB Venture Market operated by OTC Markets Group, effective at the open of business on April 24, 2026. The Company’s common stock continues to trade under the symbol “ASNS.”

The OTCQB is a significantly more limited market than the Nasdaq Capital Market, and quotation on any OTC market will result in a less liquid market for existing and potential holders of Common Stock to trade their shares and could further depress the trading price of the Common Stock. We can provide no assurance that the Common Stock will continue to trade on this market, whether broker-dealers will provide and continue to provide public quotes of the Common Stock on this market, or whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market.

We also intend to apply our Common Stock for up-listing back onto the Nasdaq Capital Market. We do not currently meet all of the requirements for initial listing and may not meet all of the requirements for uplisting in the future. We are working to meet all of the requirements for initial listing in order to be approved to list our Common Stock on the Nasdaq Capital Market in the future and expect that a reverse stock split will be necessary for us to meet the minimum bid price and/or minimum closing stock price requirements of Nasdaq. On April 13, 2026, we received shareholder approval at a special meeting of our shareholders to conduct a reverse split of our Common Stock at a ratio between 1-for-10 and 1-for-2025, for a period of one year from the date of the special meeting. We may not be able to meet the initial listing standards of the Nasdaq Capital Market even after a reverse stock split, we may meet such listing standards without having to affect a reverse stock split, and/or may have our application to Nasdaq rejected.

Issuer Purchases of Equity Securities

On November 17, 2022, the Company’s board of directors (the “Board”) authorized a stock repurchase program (the “Repurchase Program”) pursuant to which we may repurchase up to $1.0 million of outstanding shares of our common stock. The Board authorized us to purchase our common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Exchange Act, and other applicable legal requirements. On March 18, 2026, the Board authorized an expansion of the Repurchase Program, such that the maximum aggregate purchase price under the program will now be $1.5 million.

Repurchases under the Repurchase Program will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and our financial performance. The Repurchase Program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Repurchase Program does not obligate us to purchase any particular number of shares. As of the date of this filing, the Company repurchased 2,674,709 shares of its Common Stock.

Binding Term-sheet with Exaware

In March 24, 2026, the Company entered into a binding term sheet to acquire 100% of the issued and outstanding shares of Exaware Routing Ltd. (“Exaware”), an Israel-based provider of high-throughput routing, switching, and open networking platforms, in an all-stock transaction (the “Acquisition”). Under the binding term sheet, the Company will acquire 100% of the equity of Exaware in an all-stock transaction. The agreed post-transaction value ratio reflects approximately 40% attributable to the Company and 60% to Exaware, subject to third-party valuation, receipt of a customary fairness opinion and adjustments, as well as definitive documentation. At closing, the Company expects to issue common stock equal to 19.9% of its then outstanding number of shares, with the remaining consideration to be issued as non-voting preferred shares, convertible into the Company’s common stock subject to compliance with applicable rules and regulations. The shares issued to Exaware in the transaction will be subject to lock-up for a period of six months from the date of conversion of preferred shares to common stock. The transaction is subject to the execution of a definitive agreement, board approvals, and the satisfaction of customary closing conditions. The binding term sheet provides for a 60-day non-solicitation and no-shop period, and includes the payment of a break-up fee under specified circumstances. The Company and Exaware remain engaged in ongoing discussions to advance the Acquisition towards definitive agreement and closing.

Results of Operations

	Three months ended March 31
	2026	2025
	(dollars in thousands)
Revenues	$958	$721
Cost of revenues	723	470
Gross profit	235	251
Research and development expenses	689	681
Sales and marketing	675	666
General and administrative	734	716
Operating loss	(1,863)	(1,812)
Interest expenses	(14)	(34)
Other Financial expenses, net	(579)	(14)
Net Comprehensive Loss for the period	$(2,456)	(1,860)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Our revenues for the three months ended March 31, 2026 amounted to $958,000 compared to $721,000 for the three months ended March 31, 2025. The increase was primarily attributable to an expansion of the Company’s sales footprint, including delivery of large U.S. and Asia Pacific orders to carriers, federal and ITS customers, with revenue increases of 25% in North America, 27% in Europe, the Middle East and Africa, and substantially in the Asia-Pacific region.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2026, amounted to $723,000 compared to approximately $470,000 for the three months ended March 31, 2025. The increase was primarily attributable to higher direct costs driven by delivery of an unusually low margin deal in the US of approximately $200,000 that is not representative of our normal profitability, and indirect costs increase associated with foreign exchange rate, inventory and warranty related costs which. The increase in direct costs was offset by higher revenue.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2026 amounted to $689,000 compared to $681,000 for the three months ended March 31, 2025. The increase was primarily attributable to unfavorable foreign exchange movements, increasing expenses by approximately $66,000, and was partially offset by cost reduction measures implemented by management.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2026 amounted to $675,000 compared to $666,000 for the three months ended March 31, 2025. The increase is related to increase in commission to salespersons in line with increase in revenues, as well as unfavorable foreign exchange movements, increasing expenses by approximately $30,000. The increase was partially offset by cost reduction measures implemented by management.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 amounted to $734,000 compared to $716,000 for the three months ended March 31, 2025. The increase was primarily attributable to unfavorable foreign exchange movements, increasing expenses by approximately $29,000. The increase was partially offset by cost reduction measures implemented by the Company.

Operating Loss

Our operating loss for the three months ended March 31, 2026, was approximately $1.86 million compared to an operating loss of approximately $1.81 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in the cost of goods and unfavorable foreign exchange movements, partially offset by revenue increase and cost reduction measures implemented by the Company.

Other Financial expenses, net

Our financial expense, net for the three months ended March 31, 2026, was $593,000 compared to $48,000 for the three months ended March 31, 2025. Our financial expenses net, mainly consisted of interest expenses, exchange rate differences of certain currencies (including NIS against USD). During the three months ended in March 31, 2026 we recorded a financial expense of $625,000 as a result of the increase in the commitment fee under the common stock purchase agreement associated with our equity line of credit, payable in common shares issuance. This increase in expense was partially offset by income of $124,000 resulting from changes in the fair value of pre-funded warrants classified as a liability. Please see Note 6(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.

Net Loss

Our net loss for the three months ended March 31, 2026 was approximately $2.5 million, compared to net loss of approximately $1.9 million for the three months ended March 31, 2025. This increase was primarily due to additional fees of $625,000 related to the Commitment Fee under the Common Stock Purchase Agreement payable in common shares issuance and foreign exchange rate differences, partially offset by income of $124,000 resulting from changes in the fair value of pre-funded warrants classified as a liability, revenue increase and cost reduction measures implemented by the Company.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Three months Ended March 31, 2026	Three months Ended March 31, 2025
Revenues	$958	$721
GAAP net loss	(2,456)	(1,860)
Interest Expense	$14	$34
Other financial expenses, net	579	14
Tax Expense	-	32
Fixed asset depreciation expense	2	6
Stock-based compensation	70	79
Non-GAAP Adjusted EBITDA	(1,791)	$(1,695)
GAAP net loss margin	(256.37)%	(257.97)%
Adjusted EBITDA margin	(186.95)%	(235.09)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, stock-based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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

(U.S. dollars in thousands)	Three months Ended March 31, 2026	Three months Ended March 31, 2025
Revenues	$958	$721
Non-GAAP Adjusted EBITDA	(1,791)	(1,695)
as a percentage of revenues	(186.95)%	(235.09)%

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

In March 2025, we increased the at-the-market equity program by an additional $1.3 million. In January 2026, we increased the at-the-market equity program by an additional $12 million. As of March 31, 2026, we have sold 18,429,137 shares of our common stock and received approximately $6.9 million in net proceeds under the ATM, and we had approximately $4.7 million available for future offerings under the prospectus filed with respect to the ATM. The Company is currently unable to utilize its ATM facility as a result of its delisting from Nasdaq until it will be able to relist.

Under the Repurchase Program, during the quarter ended March 31, 2026, the Company purchased 2,674,709 shares of its common stock, for a total price of approximately $1 million.

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $2.5 million and approximately $1.86 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, we had negative cash flows from operations of $1.9 million and $2.2 million, respectively.

As of March 31, 2026, we had an accumulated deficit of $54.8 million, cash on hand (including short term deposits and restricted cash equivalents) of $7.5 million, and long-term restricted cash and cash equivalents and restricted bank deposits of $0.2 million. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(1,902)	$(2,175)
Net cash provided by (used in) investing activities	(41)	1
Net cash provided by financing activities	5,127	1,331
Net change in cash	$(3,184)	$(843)

As of March 31, 2026, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $7.5 million compared to approximately $1.4 million of cash, cash equivalents and restricted cash as of March 31, 2025.

Net Cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash) amounted to $1,902,000 for the three months ended March 31, 2026, compared to approximately $2,175,000 for the three months ended March 31, 2025. The decrease was primarily due to an increase in our working capital.

Net cash used in investing activities amounted to $41,000 for the three months ended March 31, 2026 compared to net cash provided by of $1,000 for the three months ended March 31, 2025. The increase in investing activities is mainly related to leasehold improvements and other purchases of fixed assets for our new facility.

Net cash received in financing activities was $5,127,000 for the three months ended March 31, 2026, compared to $1,331,000 for the three months ended March 31, 2025. The increase was primarily attributable to higher proceeds from the issuance of common stock under our at-the-market (ATM) program, which increased to approximately $6.9 million from approximately $1.6 million, partially offset by share repurchases of approximately $1.0 million

Off-Balance Sheet Arrangements

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

Our significant accounting policies include revenue from contracts with customers which is more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q and our annual financial statements for the year ended December 31, 2025, including the footnotes, for a description of our significant accounting policies. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of March 31, 2026, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 18, 2026.

Our common stock is quoted on the OTCQB, which may limit the liquidity and price of our common stock more than if our common stock were listed on The NASDAQ Stock Market or another national exchange.

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) had determined to delist the Company’s securities from The Nasdaq Capital Market. As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Nasdaq Listing Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore was subject to immediate delisting.

The Company requested an appeal hearing, which stayed the suspension and delisting action. At the appeal hearing, the Company presented to the Nasdaq Hearings Panel its plan to regain compliance with the Bid Price Rule.

On April 8, 2026, Nasdaq delivered a letter to the Company confirming to the Company that it had denied the Company’s request for continued listing and therefore that trading of the Company’s common stock, par value $0.0001 per share (“Common Stock”), would be suspended at the open of trading on April 10, 2026.

On April 24, 2026, the Company announced that it had commenced trading on the OTCQB Venture Market operated by OTC Markets Group, effective at the open of business on April 24, 2026. The Company’s common stock continues to trade under the symbol “ASNS.”

The OTCQB is a significantly more limited market than the Nasdaq Capital Market, and quotation on any OTC market will result in a less liquid market for existing and potential holders of Common Stock to trade their shares and could further depress the trading price of the Common Stock. We can provide no assurance that the Common Stock will continue to trade on this market, whether broker-dealers will provide and continue to provide public quotes of the Common Stock on this market, or whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities, as well as a limited amount of news and analyst coverage of us. Delisting could also result in a determination that our shares of common stock are a “penny stock,” which would require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary market for our shares of common stock.

We also intend to apply to list our Common Stock for up-listing back onto the Nasdaq Capital Market. We do not currently meet all of the requirements for initial listing, and may not meet all of the requirements for uplisting in the future. We hope to list our Common Stock on the Nasdaq Capital Market in the future and expect that a reverse stock split will be necessary for us to meet the minimum bid price and/or minimum closing stock price requirements of Nasdaq. We may not be able to meet the initial listing standards of the Nasdaq Capital Market, even after a reverse stock split, may meet such listing standards without having to affect a reverse stock split, and/or may have our application to Nasdaq rejected.

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

On February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. Although a temporary ceasefire is currently in place as of the date of this quarterly report, tensions remain high in the region.

As of the date of this quarterly report, other than one employee who has been called for military service, we have not been materially impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this quarterly report, we currently have 36 full-time employees, with 28 employees located in Israel and 6 employees located outside of Israel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchase of Equity Securities

On November 17, 2022, the Company’s Board authorized the Repurchase Program pursuant to which we may repurchase up to $1.0 million of outstanding shares of our common stock. The Board authorized us to purchase our common stock from time to time on a discretionary basis through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Exchange Act, and other applicable legal requirements. On March 18, 2026, the Board authorized an expansion of the Repurchase Program, such that the maximum aggregate purchase price under the program will now be $1.5 million.

Repurchases under the Repurchase Program will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and our financial performance. The Repurchase Program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Repurchase Program does not obligate us to purchase any particular number of shares.

The share repurchases during the first quarter of fiscal 2026 resulted in the Company utilizing approximately $1.0 million that was authorized under the Repurchase Program.

Share repurchase activity under the Repurchase Program, on a trade date basis, for each fiscal month in the quarter ended March 31, 2026, was as follows:

Period by fiscal month	Total number of shares repurchased	Average price paid per share (in dollars) (1)	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in dollars)
January 1, 2026 – January 31, 2026	-	-	-	-
February 1, 2026 – February 28, 2026	-	-	-	-
March 1, 2026 – March 31, 2026	2,674,709	$0.35	2,674,709	461,028
Total	2,674,709		2,674,709

(1) Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

(2) All share repurchases were made under the $1.5 million repurchase program approved on November 17, 2022.

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

Actelis Networks, Inc.

Date: May 14, 2026	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer (Principal Financial and Accounting Officer)