Form 10-Q
period 2026-06-30
ACTELIS NETWORKS INC
filed 2026-08-13
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 11, 2026, 28,837,580 shares of the Company’s common stock, par value $0.0001 per share were issued and outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues, and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to maintain the quotation of our common stock on the OTCQB Venture Market (“OTCQB”) operated by The OTC Markets Group, Inc. (“OTC Markets”) and the potential to achieve uplisting to the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	statements as to the impact of the political and security situation in Israel on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran;

ii

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In addition, statements that include the wording “we believe” or similar meaning terms reflect our beliefs and opinions on the relevant subject. Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2026

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2026

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U. S. dollars in thousands, except for share amount)

	June 30, 2026	December 31, 2025
Assets
CURRENT ASSETS:
Cash and cash equivalents	5,748	4,057
Restricted cash and bank deposits	66	381
Trade receivables, net of allowance for credit losses of $166 as of June 30, 2026, and $ 168 as of December 31, 2025	1,371	1,058
Inventories	2,291	2,461
Prepaid expenses and other current assets	582	634
TOTAL CURRENT ASSETS	10,058	8,591

NON-CURRENT ASSETS:
Property and equipment, net	108	26
Prepaid expenses and other	458	459
Restricted bank deposits	30	30
Funds in respect of employee rights upon retirement	191	264
Operating lease right-of-use assets	452	69
Long-term deposits	63	91
TOTAL NON-CURRENT ASSETS	1,302	939

TOTAL ASSETS	11,360	9,530

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

UNAUDITED

(U. S. dollars in thousands)

	June 30, 2026	December 31, 2025
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Credit line	8	479
Short-term loan	-	350
Trade payables	368	817
Deferred revenues	480	223
Employee and employee-related obligations	701	624
Accrued royalties	735	612
Current maturities of operating lease liabilities	294	14
Other current liabilities	375	373
TOTAL CURRENT LIABILITIES	2,961	3,492

NON-CURRENT LIABILITIES:
Long-term loan	150	150
Deferred revenues	14	20
Operating lease liabilities	174	23
Liability for employee rights upon retirement	221	292
Liability for commitment fee under ELOC agreement	625	-
Pre-funded Warrants Liability	-	750
Other long-term liabilities	5	6
TOTAL NON-CURRENT LIABILITIES	1,189	1,241
TOTAL LIABILITIES	4,150	4,733

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized: 25,837,246 and 8,058,392 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of June 30, 2026, and December 31, 2025, None issued and outstanding as of June 30, 2026, and December 31, 2025.	-	-
Additional paid-in capital	63,381	57,119
Accumulated deficit	(56,172)	(52,323)
TOTAL SHAREHOLDERS’ EQUITY	7,210	4,797

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,360	9,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025

REVENUES	2,090	1,662	1,132	941
COST OF REVENUES	1,276	1,106	553	636
GROSS PROFIT	814	556	579	305

OPERATING EXPENSES:
Research and development expenses	1,347	1,356	658	675
Sales and marketing expenses	1,441	1,366	766	700
General and administrative expenses	1,471	1,419	737	703
TOTAL OPERATING EXPENSES	4,259	4,141	2,161	2,078

OPERATING LOSS	(3,445)	(3,585)	(1,582)	(1,773)
Interest expense	(120)	(56)	(106)	(22)
Other Financial income (expense), net	(284)	(120)	295	(106)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(3,849)	(3,761)	(1,393)	(1,901)

Net loss per share attributable to common shareholders – basic and diluted	(0.19)	(4.26)	(0.05)	(2.08)
Weighted average number of common stocks used in computing net loss per share – basic and diluted	20,753,201	883,744	25,814,769	914,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional			Total
Six months ended	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF JANUARY 1, 2025	762,316	1	-	-	47,046		(44,062)	2,985
Share based compensation	-	-	-	-	129		-	129
Vesting of RSUs	1,576	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs	190,130	*	-	-	1,877		-	1,877
Warrants to lender	-	-	-	-	22		-	22
Net comprehensive loss for the period	-	-	-	-	-		(3,761)	(3,761)
BALANCE AS OF JUNE 30, 2025	954,022	1	-	-	49,074		(47,823)	1,252

BALANCE AS OF JANUARY 1, 2026	8,058,392	1	-	-	57,119		(52,323)	4,797
Share based compensation	-	-	-	-	138		-	138
Vesting of RSUs	45,909	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs- ATM (Note 6)	18,429,137	*	-	-	6,943		-	6,943
Exercise of Pre-Funded Warrants into common stock	275,370	*	-	-	(*	)	-	-
Exercise of Pre Funded Warrants (Liability) into common stock	1,703,147	*	-	-	220		-	220
Repurchase of common stock for retirement	(2,674,709)	*	-	-	(1,039)		-	(1,039)
Net comprehensive loss for the period	-	-	-	-	-		(3,849)	(3,849)
BALANCE AS OF JUNE 30, 2026	25,837,246	1	-	-	63,381		(56,172)	7,210

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional			Total
Three months ended	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF April 1, 2025	901,976	1	-	-	48,727		(45,922)	2,806
Share based compensation	-	-	-	-	50		-	50
Vesting of RSUs	1,410	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs	50,636	*	-	-	297		-	297
Warrants to lender	-	-	-	-	-		-	-
Net comprehensive loss for the period	-	-	-	-	-		(1,901)	(1,901)
BALANCE AS OF JUNE 30, 2025	954,022	1	-	-	49,074		(47,823)	1,252

BALANCE AS OF April 1, 2026	24,049,985	1	-	-	63,093		(54,779)	8,315
Share based compensation	-	-	-	-	68		-	68
Vesting of RSUs	43,744	*	-	-	(*	)	-	-
Exercise of Pre Funded Warrants into common stock	40,370	*	-	-	(*	)	-	-
Exercise of Pre Funded Warrants (Liability) into common stock	1,703,147	*	-	-	220		-	220
Net comprehensive loss for the period	-	-	-	-	-		(1,393)	(1,393)
BALANCE AS OF JUNE 30, 2026	25,837,246	1	-	-	63,381		(56,172)	7,210

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(U. S. dollars in thousands)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(3,849)	(3,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	12
Inventories write-downs	38	92
Financial expenses	65	106
Share-based compensation	138	129
Liability for commitment fee under ELOC agreement	625	-
Change in fair value of pre-funded warrant liability	(530)	-
Changes in operating assets and liabilities:
Trade receivables, net	(314)	673
Net change in operating lease assets and liabilities	48	(17)
Inventories	132	(150)
Prepaid expenses and other current assets	53	(57)
Other Non Current Asset	75
Trade payables	(450)	39
Deferred revenues	252	61
Other current liabilities	144	(343)
Other long-term liabilities	(72)	(2)
Net cash used in operating activities	(3,638)	(3,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term deposits	10	1
Long-term deposit	28	-
Purchase of property and equipment	(89)	(5)
Net cash provided by (used in) investing activities	(51)	(4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock – ATM	7,311	2,100
Offering cost from issuance of common stock – ATM	(368)	(223)
Credit lines with bank, net	(472)	(539)
Proceeds from short-term loans	-	305
Repurchase of common stock for retirement	(1,039)	-
Repayment of short-term loan	(350)	-
Net cash provided by financing activities	5,082	1,643
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	(7)	7

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	1,386	(1,572)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,362	2,267
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	5,748	695

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	June 30
	2026	2025
	U.S. dollars in thousands

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	5,748	393
Restricted cash, current	-	302
Total cash, cash equivalents and restricted cash	5,748	695

	Six months ended June 30,
	2026	2025
	U.S. dollars in thousands
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	9	190

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Warrant to lender	-	22
Pre Funded Warrants converted to stock	220	-
Operating lease right of use assets obtained in exchange for operating lease liabilities	476	-
Other non-current assets	-	50

The accompanying notes are an integral part of these condensed consolidated financial statements (Unaudited).

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter -the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the SEC, and on May 17, 2022, completed its IPO and the Company’s Common Stock commenced listing on the NASDAQ. On April 10, 2026 the Company’s common stock was delisted from Nasdaq and on the same day started trading on the OTC market, operated by OTC Market Group (“OTC”). Effective April 24, 2026, its common stock commenced trading on the OTCQB Venture Market, operated by OTC. For additional information, see Note 1(d).

b.	The Company has incurred significant losses and negative cash flows from operations. For the Six months ended June 30, 2026 and June 30, 2025, net loss was $3,849 and $3,761, respectively and for the three months ended June 30, 2026 and June 30, 2025, net loss was $1,393 and $1,901, respectively. During the Six months ended June 30, 2026, and June 30, 2025, the Company had negative cash flows from operations of $3,638 and $3,218, respectively. As of June 30, 2026, the Company’s accumulated deficit was $56.2 million. The Company has funded its operations to date through equity and debt financing and has cash on hand of $5.7 million and long-term deposits and restricted bank deposits of $159 as of June 30, 2026. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute additional cost reduction measures in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL: (continued):

c.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected.

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

In connection with the Company’s Common Stock Purchase Agreement with White Lion as described in Note 6b below, the Company failed to maintain its listing on the Nasdaq Capital Market. As a result, the Commitment Fee Amount has been increased pursuant to the terms of the Delisting Penalty Provision of such agreement. On July 1, 2026, the Company entered into an Exchange and Amendment Agreement with the ELOC Holder, pursuant to which the parties amended the settlement of the Delisting Penalty Provision. See Note 9.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025. The results of operations for the Six months ended June 30, 2026, are not necessarily indicative of results that could be expected for the 2026 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

The Pre-Funded Warrant liability amounted to $0 and $750 as of June 30, 2026 and December 31, 2025 respectively.

Upon exercise of the pre funded warrants on April 16, 2026 and May 1, 2026, the Company reclassified the fair value of the Pre-Funded Warrants to equity as of such date.

As of June 30, 2026, and December 31, 2025, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, Restricted bank deposits, trade receivables, other current asset, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

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

The Company has customers balances representing 10% or more of Trade receivables as follows:

1)	Customer A represented 62% and 39% of the Company Trade receivables balance as of June 30, 2026, and December 31, 2025, respectively.

The Company does not see any credit risk regarding the major trade receivable balance.

e.	Segments

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 – INVENTORIES:

	June 30, 2026	December 31, 2025
Raw materials	1,576	1,695
Finished goods	715	766
	2,291	2,461

Inventory write-downs amounted to $38 and $92 during the six months ended June 30, 2026, and 2025, respectively and $0 and $87 during the three months ended June 30 2026 and 2025, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – EVENTS OCCURRED DURING THE PERIOD:

a.	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which was renewed on December 28, 2023, and expired on December 31, 2025. The lease payments are denominated in NIS and are indexed to the consumer price index. The company has extended its lease agreement in a different space owned by the same landlord from February 23, 2026, for two years, expiring on February 22, 2028. The monthly lease fee is a total of $21.

As of February 23, 2026, the Company recorded the related asset and liability at the present value of payments over the lease term, discounted using the lessee’s incremental borrowing rate, which was 7.6%.

As of June 30, 2026, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2026	151
2027	303
2028	46
Total future minimum lease payments	500
Less: interest	(32)
Present value of operating lease liabilities	468

b.	The Company entered into a bridge loan agreement with Bank Mizrahi-Tefahot on December 3, 2025, pursuant to which it received a loan in the principal amount of $350. The loan bears effective interest rate 9.63% and is repayable under the conditions set out in the agreement. The proceeds were used for the general working capital requirements of Actelis Networks, Inc. and were presented under short-term borrowings in the Company’s consolidated financial statements. During the three months ended March 31, 2026, the company repaid the outstanding loan in full, including all accrued interest.

c.	On March 18, 2026, the Board of Directors authorized an expansion of the Company’s share repurchase program, pursuant to which the Company may repurchase up to $1,500 of its outstanding common stock. Repurchases under the program may be made from time to time at management’s discretion through open market purchases, privately negotiated transactions, block trades, and/or pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and other applicable laws.

On March 23 and 24, 2026, the Company repurchased an aggregate of 2,674,709 shares of its common stock for a total consideration of $1,039. All repurchased shares were subsequently cancelled and returned to the status of authorized but unissued shares.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated to repay certain research and development grants received from the Israel Innovation Authority (“IIA”) in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after June 30, 2026, for the future sale of products that includes technology developed and funded with these research and development grants received to date.

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

During the three and six months ended June 30, 2026, the Company repaid $0 and $124 respectively.

As of June 30, 2026, and December 31, 2025, the Company had a liability to pay royalties in the amount of approximately $735 and $612, respectively.

b.	For information related to liability to commitment fees see note 6b.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	As of June 30, 2026 total of 1,069 common stock is held by the company as treasury shares.

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

The number of shares sold pursuant to any such notice may not exceed 40% of the average daily trading volume for the Common Stock traded on Nasdaq immediately preceding receipt of the applicable Purchase Notice and can be increased at any time at the sole discretion of White Lion.

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

On December 31, 2025, the company and ELOC holder entered into a pre-funded warrant for a number of shares with an aggregate value of $750, determined based on the lowest traded price in the preceding 30 days, in accordance with the terms of the ELOC agreement. On such date, the Company issued 1,703,147 pre-funded warrants. On April 16, 2026, White Lion exercised the first tranche of 1,202,123 pre-funded warrants, resulting in the issuance of 1,202,123 shares of the Company’s common stock at an exercise price at $0.0001. On May 2, 2026, White Lion exercised the remaining 501,024 pre-funded warrants, resulting in the issuance of an additional 501,024 shares of the Company’s common stock at an exercise price at $0.0001. Upon exercise of the pre-funded warrants, the related liability was reclassified to stockholders’ equity, and no pre-funded warrants remained outstanding as of June 30, 2026.

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

Since the Company failed to maintain its listing on the Nasdaq Capital Market, the Company recorded additional liability to commitment fees in the amount of $625 based on management’s remediation plan.

In December 2025, the Company initiated a draw under the Equity Line of Credit Purchase Agreement (the “ELOC”). In connection with this draw, the Company issued 21,000 shares of its Common Stock to White Lion in accordance with the terms of the agreement.

In April 2026, the ELOC holder exercised 40,370 pre-funded warrants, resulting in the issuance of 40,370 shares of the Company’s common stock.

The Company may terminate the ELOC Purchase Agreement at any time, which shall be effected by written notice being sent by the Company to White Lion. On July 1, 2026, the Company entered into an Exchange and Amendment Agreement with The Holder that terminated the remaining commitment under the ELOC Purchase Agreement. See Note 9.

c.	At the Market Offering Agreement:

On September 18, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”), with H.C. Wainwright & Co. (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell shares of its common stock, from time to time, through Wainwright.

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

During the three months ended June 30, 2026, the Company did not issue or sell any shares of its common stock pursuant to its At-the-Market (“ATM”) offering program. The Company is currently unable to utilize its ATM facility as a result of its delisting from Nasdaq until it will be able to relist.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

d.	Total outstanding warrants as of June 30, 2026, are as follow:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	6,613	$46.25	0.9
Warrants December 2023	8,899	$14.75	2.45
Warrants June 2024	6,998	$34.375	3.3
Warrants July 2024	6,998	$25	-
Warrants July 2025	499,188	$6.2-7.7	1.82
Warrants September 2025	670,421	$3.7-4.6	2.76
Warrants October 2025	10,000	$3.7	4.1
Warrants December 2025	6,687,500	$0.8-1	4.45
Other	3,679	$102.7 - 500	0.9
Outstanding as of June 30, 2026	7,900,296

e.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2026	3,957	$36.3	1.3
Granted	-	-	-
Exercised	-	-	-
Forfeited	(283)	6.44	-

Outstanding – June 30, 2026	3,674	35	1
Exercisable – June 30, 2026	3,590	34	1

The majority of the Share-based compensation expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY: (continued):

As of June 30, 2026, the unrecognized compensation costs related to those unvested stock options are $2, which are expected to be recognized over a weighted-average period of 4 months.

2)	A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	June 30, 2026
	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	173,789	4.36
Granted during the period	1,000	1.1
Vested during the period	(45,909)	4.34
Forfeited during the period	(1,666)	2.9
Outstanding as of June 30, 2026	127,214	4.36

The majority of the RSUs expenses included in the Condensed consolidated statements of comprehensive loss under General and Administrative.

As of June 30, 2026, the unrecognized compensation cost related to unvested RSUs totaled to approximately $477 and is expected to be expensed over a weighted-average recognition period of approximately 1.12 years.

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

Diluted loss per share excludes 7,900,296 shares underlying outstanding warrants, 3,674 shares underlying outstanding options, and 127,214 shares underlying outstanding RSUs for the six months ended June 30, 2026, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 460,220 shares underlying outstanding warrants, 6,143 shares underlying outstanding options, and 2,049 shares underlying outstanding RSUs for the six months ended June 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
Numerator:

Net loss	$(3,849)	$(3,761)	$(1,393)	$(1,901)

Denominator:

Common shares outstanding used in computing net loss per share attributable to common shareholders	19,694,846	883,744	25,441,576	914,413

Pre Funded warrants to purchase common shares	1,058,355	-	373,193	-
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	20,753,201	883,744	25,814,769	914,413
Net loss per share attributable to common shareholders – basic and diluted	(0.19)	(4.26)	(0.05)	(2.08)

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues attributed to geographic areas, based on the location of the end customers:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
North America	$1,462	$1,100	$868	$623
Europe, the Middle East and Africa	528	434	235	204
Asia Pacific	100	128	29	114
	$2,090	$1,662	$1,132	$941

b.	Revenues from contract liability:

	Six months ended, June 30, 2026	Six months ended, June 30, 2025
Opening balance	243	339
Revenue recognized that was included in the contract liability balance at the beginning of the year	(148)	(117)
Additions	399	177
Ending balance	494	399

As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligation is $494, and the Company will recognize this revenue over the next 15 months.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES: (continued):

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Six months ended June 30, 2026		Three months ended June 30, 2026
Customer A	31%	$651	46%	$520
Customer B	4%	$93	3%	$37
Customer C	3%	$64	3%	$37
Customer D	2%	$49	4%	$49
Customer E	-%	$-	-%	$-
Customer F	-%	$-	-%	$-
Customer G	6%	$118	10%	$114

	Six months ended June 30, 2025		Three months ended June 30, 2025
Customer A	-	$-	-	$-
Customer B	13%	$217	-	$-
Customer C	8%	$128	12%	$114
Customer D	7%	$108	12%	$108
Customer E	6%	$104	11%	$103
Customer F	8%	$136	10%	$93
Customer G	-	$-	-	$-

The majority of the Company’s revenues are recognized at a point in time.

NOTE 9 - SUBSEQUENT EVENT:

On July 1, 2026, the Company entered into an Exchange and Amendment Agreement with ELOC Holder LLC, pursuant to which the parties amended certain terms of the Common Stock Purchase Agreement, dated September 27, 2025, as described in note 6.

Pursuant to the ELOC Purchase Agreement Amendment, the Company and White Lion agreed to remove the Delisting Purchase Notice Mechanism and replace it with amended purchase notice mechanisms which will allow the Company to more effectively utilize Purchase Notices under the ELOC Purchase Agreement while the Company remains delisted from the Nasdaq Capital Market.

In exchange to the Delisting Penalty fees, the Company agreed to issue to White Lion an aggregate of 9,850,000 Amendment Commitment Securities, comprised of (i) 3,000,000 shares of common stock, (ii) 3,850,000 Amendment Commitment Pre-Funded Warrants and (iii) 3,000,000 Amendment Commitment Common Warrants.

The pre-funded warrants become exercisable upon the earlier of (i) the effectiveness of a reverse stock split or (ii) the approval by the Company’s stockholders of an increase in the Company’s authorized share capital. The common stock purchase warrants become exercisable upon the date the Company’s common stock is listed on an Eligible Market, including the New York Stock Exchange, the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market.

As part of the transaction, the parties also agreed to terminate the remaining liability for commitment fee under the ELOC Purchase Agreement, and White Lion released the Company from any remaining obligations related to future purchases under the Common Stock Purchase Agreement.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Revenues	2,090	$1,662	$1,132	$941
Cost of revenues	1,276	1,106	553	636
Gross profit	814	556	579	305
Research and development expenses, net	1,347	1,356	658	675
Sales and marketing, net	1,441	1,366	766	700
General and administrative, net	1,471	1,419	737	703
Operating (loss) income	(3,445)	(3,585)	(1,582)	(1,773)
Interest expenses	(120)	(56)	(106)	(22)
Other Financial income (expenses), net	(284)	(120)	295	(106)
Net Comprehensive Loss for the period	(3,849)	$(3,761)	$(1,393)	(1,901)

Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025

Revenues

Our revenues for the three months ended June 30, 2026, amounted to $1.1 million, compared to approximately $0.9 million for the three months ended June 30, 2025. The increase was primarily attributable to an expansion of the Company’s sales footprint, including delivery of a renewal order to a large U.S. carrier for software and service as well as to other carriers in EMEA, with revenue increases of 33% in North America, 22% in Europe, the Middle East and Africa.

Our revenues for the six months ended June 30, 2026, amounted to $2 million, compared to approximately $1.7 million for the six months ended June 30, 2025. The increase was primarily attributable to an expansion of the Company’s sales footprint, including delivery of a renewal order to a large U.S. carrier for software and service , with revenue increases of 39% in North America, 15% in Europe, the Middle East and Africa.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2026, amounted to $0.6 million, compared to approximately $0.6 million for the three months ended June 30, 2025. The expense remained consistent with the prior-year period despite higher revenue, primarily due to an improved software sales mix and higher gross margins.

Our cost of revenues for the six months ended June 30, 2026, amounted to $1.3 million, compared to approximately $1.1 million for the six months ended June 30, 2025. The increase was primarily attributable to higher sales volume during the period and in line with the increase in revenue and software revenue mix.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2026, amounted to $0.7 million, compared to $0.7 million for the three months ended June 30, 2025. The Company implemented cost reduction measures during the period; however the resulting savings were offset by the unfavorable impact of foreign exchange rate fluctuations.

Our research and development expenses for the six months ended June 30, 2026, amounted to $1.3 million, compared to $1.4 million for the six months ended June 30, 2025. The Company implemented cost reduction measures during the period; however, the resulting savings were significantly offset by the unfavorable impact of foreign exchange rate fluctuations.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended June 30, 2026, amounted to $0.8 million, compared to $0.7 million for the three months ended June 30, 2025 driven by investments in new sales resources for the Federal market and marketing, and higher commission payout due to higher revenues. At the same time, some cost reduction measures were implemented that were offset by the unfavorable impact of foreign exchange rate fluctuations.

Our sales and marketing expenses for the six months ended June 30, 2026, amounted to $1.4 million, compared to $1.4 million for the six months ended June 30, 2025. The investments in new resources, higher commission payout due to higher revenues and unfavorable impact of foreign exchange rate fluctuations were offset by cost reduction measures during the period.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2026, amounted to $0.7 million, compared to $0.7 million for the three months ended June 30, 2025. The expenses remained unchanged because the cost reduction measures implemented during the period with the help of AI and other operating measures were offset by the unfavorable impact of public Company expenses and foreign exchange rate fluctuations.

Our general and administrative expenses for the six months ended June 30, 2026, amounted to $1.5 million, compared to $1.4 million for the six months ended June 30, 2025. Similar to the three month period ended June 30, 2026, cost reduction measures implemented during the period with the help of AI and other operating measures were partially offset by unfavorable impact of public Company expenses and foreign exchange rate fluctuations.

Operating (Loss) Income

Our operating loss for the three months ended June 30, 2026, was $1.6 million, compared to an operating loss of approximately $1.8 million for the three months ended June 30, 2025. The decrease in loss was primarily attributable to increased revenues and resulting higher gross margin, coupled with cost reduction measures implemented during the period, partially offset by the investment in sales and marketing, and the unfavorable impact of foreign exchange rate fluctuations, amounting to approximately $150,000.

Our operating loss for the six months ended June 30, 2026, was $3.4 million, compared to an operating loss of approximately $3.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to increased revenues and resulting higher gross margin coupled with the cost reduction measures implemented during the period, almost entirely offset by the unfavorable impact of foreign exchange rate fluctuations amounting to approximately $280,000.

Other Financial Expenses, Net and Interest Expenses

Our financial income, net for the three months ended June 30, 2026, was $189,000(including $106,000 interest expenses) compared to financial expense, net of $128,000 (including $22,000 interest expenses) for the three months ended June 30, 2025. Financial expenses reflected a $400,000 gain from the change in the fair value of pre-funded warrants classified as liabilities, which was substantially offset by foreign exchange losses, primarily due to fluctuations in the NIS against the U.S. dollar.

Our financial expense, net for the six months ended June 30, 2026, was $404,000 (including $120,000 interest expenses) compared to financial expense, net of $176,000 (including $56,000 interest expenses) for the six months ended June 30, 2025. Our financial expenses net, mainly consisted of interest expenses, exchange rate differences of certain currencies (including NIS against USD). In 2026, we recorded a financial expense of $625,000 as a result of the increase in the commitment fee under the common stock purchase agreement associated with our equity line of credit, payable in common shares issuance. This increase in expense was partially offset by income of $530,000 resulting from changes in the fair value of pre-funded warrants classified as a liability.

Net Loss

Our net loss for the three months ended June 30, 2026 was $1.4 million, or $(0.05) per basic and diluted share, compared to net loss of approximately $1.9 million, or $(2.08) per basic and diluted share for the three months ended June 30, 2025. The decrease was primarily due to higher sales, improved gross margins, and continued efforts to reduce operating expenses as well as income from the reduction in warrant liability fair value. These favorable factors were partially offset by the adverse impact of foreign exchange rate.

Our net loss for the six months ended June 30, 2026 was $3.8 million, or $(0.19) per basic and diluted share, compared to net loss of approximately $3.8 million, or $(4.26) per basic and diluted share for the six months ended June 30, 2025. The net loss remained relatively unchanged compared to the prior year six months, as improvements in sales, gross margins, and operating expense management were offset by unfavorable foreign exchange rate impact as well as financial expenses associated with warrants granted.

Non-GAAP Financial Measures

(U.S. dollars in thousands)	Six months Ended June 30, 2026	Six months Ended June 30, 2025	Three months Ended June 30, 2026	Three months Ended June 30, 2025
Revenues	$2,090	$1,662	$1,132	$941
GAAP net loss	(3,849)	(3,761)	(1,393)	(1,901)
Interest expense	120	56	106	22
Other financial expenses (income), net	284	120	(295)	106
Tax expense	-	(29)	-	3
Fixed asset depreciation expense	7	12	5	6
Share based compensation	138	129	68	50
Non-GAAP Adjusted EBITDA	(3,300)	(3,473)	(1,509)	(1,714)
GAAP net loss margin	(184.2)%	(226.3)%	(123.1)%	(205.1)%
Adjusted EBITDA margin	(157.9)%	(208.9)%	(133.3)%	(182.2)%

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, Share based compensation expenses, depreciation and amortization expense, tax expense, and impact of development expenses ahead of product launch. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

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

	For the six months ended June 30		For the three months ended June 30
(U.S. dollars in thousands)	2026	2025	2026	2025
Revenues	$2,090	$1,662	$1,132	$941

Non-GAAP Adjusted EBITDA	(3,300)	(3,473)	(1,509)	(1,714)

As a percentage of revenues	(157.9)%	(208.9)%	(133.3)%	(182.2)%

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes.

Our future capital requirements will be affected by many factors, including our revenues and resulting gross margin growth, the timing and extent of investments to support such growth compared to our resulting increase in revenues and gross margin, the associated expansion of sales and marketing activities, increases or decreases in general and administrative costs, repayment of principal of our existing credit line, working capital to support securing raw material supply and other factors as described under “Risk Factors.” At the same time, our investments, including in sales and marketing, as well as the cost reduction measures we are taking, are aimed at the goal of reaching the break even point on our P&L and resulting cash flow.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, our delisting from the Nasdaq Capital Market to the OTCQB limits our ability to raise equity, which will remain limited if we are unsuccessful in re-listing on Nasdaq. Additionally, the wars in the Middle East and the war between Russia and the Ukraine, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital.

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $3.8 million for the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, we had negative cash flows from operations of $3.6 million and $3.2 million, respectively.

As of June 30, 2026, we had an accumulated deficit of $56.2 million, cash on hand of approximately $5.7 million and long-term deposits and restricted bank deposits of $159 as of June 30, 2026. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

Amendment to Equity Line of Credit

On September 27, 2025, we entered into common stock purchase agreement (the “ELOC Purchase Agreement”), with an effective date of October 1, 2025 (the “Commencement Date”), and the registration rights agreement (the “White Lion RRA”) with White Lion Capital LLC, a Nevada limited liability company (“White Lion”). Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $30,000,000 (the “Commitment Amount”) in aggregate gross purchase price of newly issued shares of the Company’s common stock for the 36-month period beginning on the Commencement Date, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

As consideration for White Lion’s irrevocable commitment to purchase the Company’s common stock up to the Commitment Amount, the Company agreed to issue commitment shares (“Commitment Shares”) equal to the commitment amount of $750,000 (the “Commitment Fee Amount”) divided by the lowest traded price of the Company’s common stock during the 30 business days prior to the issuance of the commitment shares.

If at any point during the term of the ELOC Purchase Agreement the Company failed to be listed on the Nasdaq Capital Market, the Commitment Fee Amount will increase to $1,000,000 if remedied within six months or less, to $1,250,000 if remedied after six months but before twelve months, and $1,500,000 if not remedied within twelve months (the “Delisting Penalty Provision”).

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the ELOC Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the Commencement Date and extend until 36 months through the Commitment Period, unless the Company has exercised its right in full to sell shares to White Lion under the ELOC Purchase Agreement prior to such date. During such term, subject to the terms and conditions of the ELOC Purchase Agreement, the Company shall notify White Lion through a purchase notice (“Purchase Notice”) when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The Purchase Notice may be a Regular Purchase Notice or a Rapid Purchase Notice, each as described in the form of ELOC Purchase Agreement. In the event the Company was delisted from the Nasdaq Capital Market, White Lion would only be obligated to make any Purchase Notices at a value equal to $0.0001 per share of common stock (the “Delisting Purchase Notice Mechanism”). On April 10, 2026, the Company was delisted from the Nasdaq Capital Market triggering the Delisting Purchase Notice Mechanism.

On July 1, 2026, the Company and White Lion entered into the Amendment to the ELOC Purchase Agreement pursuant to which the Company agreed to issue to White Lion an aggregate of 9,850,000 shares of common stock (the “Amendment Commitment Securities”) in exchange for White Lion’s right to receive shares of common stock under the Commitment Shares provisions and the Delisting Penalty Provision due to the Company’s delisting from the Nasdaq Capital Market in April 2026. The Amendment Commitment Securities is comprised of (i) 3,000,000 shares of common stock, (ii) 3,850,000 pre-funded warrants (“Amendment Commitment Pre-Funded Warrants”), and (iii) 3,000,000 common warrants (“Amendment Commitment Common Warrants”).

The Amendment Commitment Pre-Funded Warrants will have an initial exercise date at the earlier of (i) the effective date of a reverse stock split of the Company’s common stock, and (ii) the effective date of an increase in the Company’s authorized share count sufficient for the issuance of the shares underlying the Amendment Commitment Pre-Funded Warrants (the “Pre-Funded Warrant Initial Exercise Date”). The exercise price of the Amendment Commitment Pre-Funded Warrants is $0.0001 per share, and the warrants shall be exercisable from the Pre-Funded Warrant Initial Exercise Date until exercised in full.

The Amendment Commitment Common Warrants will have an initial exercise date on the date on which the Company successfully lists its common stock on an “Eligible Market”, as such term is defined in the Amendment Commitment Common Warrants (the “Common Warrant Initial Exercise Date”). The exercise price of the Amendment Commitment Common Warrants is $0.20 per share, and the warrants shall be exercisable until the eighteen month anniversary of the Common Warrant Initial Exercise Date.

In addition, pursuant to the ELOC Purchase Agreement Amendment, the Company and White Lion agreed to remove the Delisting Purchase Notice Mechanism and replace it with amended purchase notice mechanisms which will allow the Company to more effectively utilize Purchase Notices under the ELOC Purchase Agreement while the Company remains delisted from the Nasdaq Capital Market.

Under an amended Rapid Purchase Notice Option 1, the purchase price to be paid by White Lion shall mean (a) ninety-seven percent (97.0%) multiplied by the lowest traded price of the common stock on Rapid Purchase Notice Date, minus (b) $0.005 (provided that, notwithstanding anything in the ELOC Purchase Agreement to the contrary, if the Company, at any time, combines (by any reverse stock split, stock dividend, stock combination, recapitalization, or other similar transaction) one or more classes of its outstanding common stock into a smaller number of shares, the $0.005 amount shall not be proportionately increased or otherwise adjusted).

Under an amended Rapid Purchase Notice Option 2, the purchase price to be paid by White Lion shall mean (a) ninety-seven percent (97.0%) multiplied by the lowest traded price of the common stock two hours following the written confirmation of the acceptance of the Rapid Purchase Notice by White Lion, minus (b) $0.005 (provided that, notwithstanding anything in the ELOC Purchase Agreement to the contrary, if the Company, at any time, combines (by any reverse stock split, stock dividend, stock combination, recapitalization, or other similar transaction) one or more classes of its outstanding common stock into a smaller number of shares, the $0.005 amount shall not be proportionately increased or otherwise adjusted).

Under an amended Regular Purchase Notice Option, the purchase price to be paid by White Lion shall mean shall mean (a) (i) ninety-seven percent (97.0%) multiplied by the lower of (i) the lowest daily VWAP of the common stock during the Regular Purchase Valuation Period (as such term is defined in the ELOC Purchase Agreement) or (ii) the closing price of common stock one Business Day prior to the delivery of the applicable Regular Purchase Notice, minus (b) $0.005 (provided that, notwithstanding anything in the ELOC Purchase Agreement to the contrary, if the Company, at any time, combines (by any reverse stock split, stock dividend, stock combination, recapitalization, or other similar transaction) one or more classes of its outstanding common stock into a smaller number of shares, the $0.005 amount shall not be proportionately increased or otherwise adjusted).

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

(U.S. dollars in thousands)	Six months ended June 30, 2026	Six months ended June 30, 2025
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(3,645)	$(3,211)
Net cash (used in) investing activities	(51)	(4)
Net cash provided by financing activities	5,082	1,643
Net change in cash	$1,386	$(1,572)

As of June 30, 2026, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $5.7 million compared to approximately $0.7 million of cash, cash equivalents and restricted cash as of June 30, 2025.

Cash used in operating activities amounted to $3.6 million for the six months ended June 30, 2026, compared to approximately $3.2 million for the six months ended June 30, 2025. The increase is mainly associated with an increase in payment on trade payables during the period as well as approximately $277,000 of additional operating expense cash usage due to negative foreign exchange rate.

Net cash used in investing activities was $51,000 for the six months ended June 30, 2026, compared to approximately $4,000 for the six months ended June 30, 2025. The increase is associated with an increase in the purchase of assets during the period.

Net cash provided by financing activities was $5 million for the six months ended June 30, 2026, compared to $1.6 million for the six months ended June 30, 2025. The increase was primarily attributable to higher proceeds from the issuance of common stock under our at-the-market (ATM) program, which increased to approximately $6.9 million from approximately $1.6 million, partially offset by share repurchases of approximately $1.0 million during the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of June 30, 2026, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

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

Under the supervision and with the participation of the CEO and the CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also intend to apply to list our Common Stock for up-listing back onto the Nasdaq Capital Market. We do not currently meet all of the requirements for initial listing, and may not meet all of the requirements for uplisting in the future. We hope to list our Common Stock on the Nasdaq Capital Market in the future and expect that a reverse stock split will be necessary for us to meet the minimum bid price and/or minimum closing stock price requirements of Nasdaq. We may not be able to meet the initial listing standards of the Nasdaq Capital Market, even after a reverse stock split, may meet such listing standards without having to effect a reverse stock split, and/or may have our application to Nasdaq rejected.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Additionally, Yemeni rebel group, the Houthis, launched series of attacks on global shipping routes in the Red Sea, causing disruptions of supply chain. Such clashes may escalate in the future into a greater regional conflict. In March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in southern Lebanon.

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

As of the date of this quarterly report, other than one employee who has been called for military service, we have not been materially impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this quarterly report, we currently have 37 full-time employees, with 29 employees located in Israel and 8 employees located outside of Israel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Amendment to Equity Line of Credit

On July 1, 2026, the Company and White Lion entered into the Amendment to the ELOC Purchase Agreement pursuant to which the Company agreed to issue to White Lion an aggregate of 9,850,000 Amendment Commitment Securities, comprised of (i) 3,000,000 shares of common stock, (ii) 3,850,000 Amendment Commitment Pre-Funded Warrants and (iii) 3,000,000 Amendment Commitment Common Warrants.

The securities described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.

As part of the Amendment with White Lion, we agreed to file a registration statement (the “Registration Statement”) to register for resale the Amendment Commitment Securities. The Company agreed to file the Registration Statement within 10 business days after the date of the Amendment. The Registration Statement was filed on July 1, 2026 and was declared effective by the SEC on July 7, 2026. As a result, the unregistered shares sold are now registered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2023 (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Certificate of Amendment to the Twenty-Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated April 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2023)
3.3	Certificate of Amendment to the Twenty-Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated November 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2025)
3.4	Amended and Restated Bylaws of Actelis Networks, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Form of Amendment Commitment Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 1, 2026)
4.2	Form of Amendment Commitment Common Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 1, 2026)
10.1	Form of Exchange and Amendment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: August 13, 2026	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer and Deputy Chief Executive Officer (Principal Financial and Accounting Officer)