Form 10-Q
period 2026-09-30
ACTELIS NETWORKS INC
filed 2026-11-10
CIK 1141284

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 9, 2026, 28,850,760 shares of the Company’s common stock, par value $0.0001 per share were outstanding.

ACTELIS NETWORKS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Actelis Networks Inc.’s (the “Company,” “we”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 18, 2026, with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

In addition, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our history of losses and need for additional capital to fund our operations and our ability to obtain additional capital on acceptable terms, or at all;

●	our ability to protect our intellectual property and continue to innovate;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success of competing products or technologies that are or may become available;

●	our ability to comply with complex and increasing regulations by governmental authorities;

●	our ability to maintain the quotation of our common stock on the OTCQB Venture Market (“OTCQB”) operated by The OTC Markets Group, Inc. (“OTC Markets”) and the potential to achieve uplisting to the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	our ability to utilize and draw off of our Equity Line of Credit on the OTCQB market if needed

●	statements as to the impact of the political and security situation in Israel on our business, including due to the number of armed conflicts between Israel and Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran;

ii

●	our public securities’ potential liquidity and trading; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2026

(Unaudited)

ACTELIS NETWORKS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED September 30, 2026

(Unaudited)

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U. S. dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
CURRENT ASSETS:
Cash and cash equivalents	4,831	4,057
Restricted cash and bank deposits	64	381
Trade receivables, net of allowance for credit losses of $163 as of September 30, 2026, and $168 as of December 31, 2025	748	1,058
Inventories	2,305	2,461
Prepaid expenses and other current assets	534	634
TOTAL CURRENT ASSETS	8,482	8,591

NON-CURRENT ASSETS:
Property and equipment, net	100	26
Prepaid expenses and other assets	437	459
Restricted bank deposits	29	30
Funds in respect of employee rights upon retirement	187	264
Operating lease right-of-use assets	393	69
Long-term deposits	67	91
TOTAL NON-CURRENT ASSETS	1,213	939

TOTAL ASSETS	9,695	9,530

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(UNAUDITED)

(U. S. dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Credit line	-	479
Short-term loan	-	350
Trade payables	495	817
Deferred revenues	340	223
Employee and employee-related obligations	622	624
Accrued royalties	625	612
Current maturities of operating lease liabilities	270	14
Other current liabilities	392	373
TOTAL CURRENT LIABILITIES	2,744	3,492

NON-CURRENT LIABILITIES:
Long-term loan	150	150
Deferred revenues	10	20
Operating lease liabilities	123	23
Liability for employee rights upon retirement	213	292
Pre-funded warrants and warrant liability	200	750
Other non-current liabilities	3	6
TOTAL NON-CURRENT LIABILITIES	699	1,241
TOTAL LIABILITIES	3,443	4,733

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value: 30,000,000 shares authorized: 28,851,829 shares issued and 28,850,760 shares outstanding as of September 30, 2026 and 8,059,461 shares issued and 8,058,392 shares outstanding as of December 31, 2025.	1	1
Non-voting common stock, $0.0001 par value: 2,803,774 shares authorized as of September 30, 2026, and December 31, 2025, None issued and outstanding as of September 30, 2026, and December 31, 2025.	-	-
Additional paid-in capital	63,670	57,119
Accumulated deficit	(57,419)	(52,323)
TOTAL SHAREHOLDERS’ EQUITY	6,252	4,797

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	9,695	9,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(U. S. dollars in thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025

REVENUES	3,171	2,305	1,081	643
COST OF REVENUES	1,926	1,566	650	460
GROSS PROFIT	1,245	739	431	183

OPERATING EXPENSES:
Research and development expenses	1,963	1,947	616	591
Sales and marketing expenses	2,041	2,155	600	789
General and administrative expenses	2,164	2,224	693	805
Other income	-	(73)	-	(73)
TOTAL OPERATING EXPENSES	6,168	6,253	1,909	2,112

OPERATING LOSS	(4,923)	(5,514)	(1,478)	(1,929)
Interest expense	(132)	(83)	(12)	(27)
Other financial income (expense), net	(41)	(144)	243	(24)
NET COMPREHENSIVE LOSS FOR THE PERIOD	(5,096)	(5,741)	(1,247)	(1,980)

Net loss per share attributable to common shareholders – basic and diluted	(0.21)	(5.84)	(0.04)	(1.68)
Weighted average shares of common stock used in computing net loss per share – basic and diluted	24,846,478	982,487	32,691,034	1,178,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional			Total
Nine months ended	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF JANUARY 1, 2025	762,316	1	-	-	47,046		(44,062)	2,985
Share based compensation	-	-	-	-	308		-	308
Vesting of RSUs	2,501	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs - ATM	305,120	*	-	-	2,375		-	2,375
Warrants to lender	-	-	-	-	22		-	22
Warrant inducement agreement, net of offering costs	427,020	*	-	-	1,387		-	1,387
Issuance of common stock and warrants, net of offering costs - July 2025 PIPE	162,602	*	-	-	839		-	839
Issuance of common stock and pre-funded warrants, net of offering costs - September 2025 PIPE	87,177	*	-	-	790		-	790
Net comprehensive loss for the period	-	-	-	-	-		(5,741)	(5,741)
BALANCE AS OF SEPTEMBER 30, 2025	1,746,736	1	-	-	52,767		(49,803)	2,965

BALANCE AS OF JANUARY 1, 2026	8,058,392	1	-	-	57,119		(52,323)	4,797
Share based compensation	-	-	-	-	200		-	200
Vesting of RSUs	59,423	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs- ATM (Note 6c)	18,429,137	*	-	-	6,943		-	6,943
Exercise of Pre-Funded Warrants into common stock	275,370	*	-	-	(*	)	-	-
Exercise of Pre-Funded Warrants (Liability) into common stock (Note 6b)	1,703,147	*	-	-	220		-	220
Repurchase of common stock for retirement	(2,674,709)	*	-	-	(1,039)		-	(1,039)
Issuance of common stock in settlement of ELOC commitment fee liability (Note 6b)	3,000,000	*	-	-	227		-	227
Net comprehensive loss for the period	-	-	-	-	-		(5,096)	(5,096)
BALANCE AS OF SEPTEMBER 30, 2026	28,850,760	1	-	-	63,670		(57,419)	6,252

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(UNAUDITED)

U.S. dollars in thousands (except number of shares)

	Common Stock		Non-voting Common Stock		Additional			Total
Three months ended	Number of shares	Amount	Number of shares	Amount	paid-in capital		Accumulated deficit	shareholders’ equity
BALANCE AS OF JULY 1, 2025	954,022	1	-	-	49,074		(47,823)	1,252
Share based compensation	-	-	-	-	179		-	179
Vesting of RSUs	925	*	-	-	(*	)	-	-
Issuance of common stock, net of offering costs - ATM	114,990	*	-	-	498		-	498
Warrant inducement agreement, net of offering costs	427,020	*	-	-	1,387		-	1,387
Issuance of common stock and warrants, net of offering costs - July 2025 PIPE	162,602	*	-	-	839		-	839
Issuance of common stock and pre-funded warrants, net of offering costs - September 2025 PIPE	87,177	*	-	-	790		-	790
Net comprehensive loss for the period	-	-	-	-	-		(1,980)	(1,980)
BALANCE AS OF SEPTEMBER 30, 2025	1,746,736	1	-	-	52,767		(49,803)	2,965

BALANCE AS OF JULY 1, 2026	25,837,246	1	-	-	63,381		(56,172)	7,210
Share based compensation	-	-	-	-	62		-	62
Vesting of RSUs	13,514	*	-	-	(*	)	-	-
Issuance of common stock in settlement of ELOC commitment fee liability (Note 6b)	3,000,000	*	-	-	227		-	227
Net comprehensive loss for the period	-	-	-	-	-		(1,247)	(1,247)
BALANCE AS OF SEPTEMBER 30, 2026	28,850,760	1	-	-	63,670		(57,419)	6,252

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(U. S. dollars in thousands)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(5,096)	(5,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	14
Inventories write-downs, net	92	140
Financial expenses	42	149
Share-based compensation	200	308
Liability for commitment fee under ELOC agreement	625	-
Change in fair value of pre-funded warrants and warrants liability	(647)	-
Gain on settlement of liability for commitment fee under ELOC agreement	(81)	-
Changes in operating assets and liabilities:
Trade receivables, net	310	992
Net change in operating lease assets and liabilities	32	(28)
Inventories	64	(379)
Prepaid expenses and other current assets	100	(178)
Other non-current assets	99	-
Trade payables	(322)	(258)
Deferred revenues	107	(61)
Other current liabilities	(19)	(589)
Other non-current liabilities	(82)	(6)
Net cash used in operating activities	(4,559)	(5,637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted bank deposits	12	1
Long-term deposit	25	-
Purchase of property and equipment	(91)	(5)
Net cash used in investing activities	(54)	(4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock – ATM	7,311	2,637
Offering cost from issuance of common stock – ATM	(368)	(262)
Proceeds from issuance of common stock and warrants - July 2025 PIPE	-	1,000
Offering cost from issuance of common stock and warrants - July 2025 PIPE	-	(161)
Credit lines with bank, net	(479)	(675)
Proceeds from warrant inducement agreement	-	1,580
Underwriting commissions and other offering costs	-	(193)
Proceeds from issuance of common stock and pre-funded warrants - September 2025 PIPE	-	850
Offering cost from issuance of common stock and pre-funded warrants - September 2025 PIPE	-	(60)
Proceeds from short-term loans	-	705
Repurchase of common stock for retirement	(1,039)	-
Repayment of short-term loan	(350)	(300)
Net cash provided by financing activities	5,075	5,121
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	7	11

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	469	(509)
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,362	2,267
BALANCE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	4,831	1,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(U. S. dollars in thousands)

	September 30,
	2026	2025
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	4,831	1,454
Restricted cash, current	-	304
Total cash, cash equivalents and restricted cash	4,831	1,758

	Nine months ended September 30,
	2026	2025

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	10	217

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Warrant to lender	-	22
Issuance costs of warrant inducement agreement and warrants to underwriters	-	2,918
Pre-funded warrants converted to stock	220	-
Operating lease right of use assets obtained in exchange for operating lease liabilities	476	-
Settlement of liability for commitment fee through issuance of common stock, pre-funded warrants and warrants (Note 6b)	544	-
Other non-current assets	-	50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL:

a.	Actelis Networks, Inc. (hereafter- the Company) was established in 1998, under the laws of the state of Delaware. The Company has a wholly-owned subsidiary in Israel, Actelis Networks Israel Ltd. (hereafter – the Subsidiary). The Company is engaged in the design, development, manufacturing, and marketing of cyber hardened, hybrid fiber, networking solutions for IoT and Telecommunication governmental agencies and companies. The Company’s customers include governmental agencies, providers of telecommunication services, enterprises as well as resellers of the Company’s products. On May 12, 2022, the Company accepted a notification of effectiveness from the Securities and Exchange Commission (“SEC”), and on May 17, 2022, completed its IPO and the Company’s Common Stock commenced listing on the Nasdaq Capital Market (“Nasdaq”). On April 10, 2026 the Company’s common stock was delisted from Nasdaq and on the same day started trading on the OTC market, operated by OTC Markets Group (“OTC”). Effective April 24, 2026, its common stock commenced trading on the OTCQB Venture Market, operated by OTC. In July 2026, Nasdaq filed a Form 25-NSE with the SEC to complete the delisting of the Company’s common stock. For additional information, see Note 1(d).

b.

The Company has incurred significant losses and negative cash flows from operations. For the nine months ended September 30, 2026 and September 30, 2025, net loss was $5,096 and $5,741, respectively, and for the three months ended September 30, 2026 and September 30, 2025, net loss was $1,247 and $1,980, respectively. During the nine months ended September 30, 2026, and September 30, 2025, the Company had negative cash flows from operations of $4,559 and $5,637, respectively. As of September 30, 2026, the Company’s accumulated deficit was $57.4 million.

The Company has funded its operations to date through equity and debt financing and has cash on hand of $4.8 million and long-term deposits and restricted bank deposits of $0.2 million as of September 30, 2026. The Company monitors its cash flow projections on a current basis and takes active measures to obtain the funding it requires to continue its operations. However, these cash flow projections are subject to various uncertainties concerning their fulfilment such as the ability to continue to increase revenues and gross margin and reduce its operating cost and expenses. If the Company is not successful in generating sufficient cash flow or completing additional financing, including debt financing, then it will need to execute additional cost reduction measures in addition to previous cost reduction plans that were executed so far. The Company’s transition to profitable operations is dependent on generating a level of revenues adequate to support its cost and expense structure. The Company expects to fund operations using cash on hand, through operational cash flows and raising additional equity and debt funds as well as improving its gross margin through better revenue mix and generating other efficiencies. There are no assurances, however, that the Company will be able to generate the revenue necessary to support its cost and expense structure or that it will be successful in obtaining the level of financing necessary for its operations. Management has evaluated the significance of these conditions and has determined that the Company does not have sufficient resources to meet its operating obligations for at least one year from the issuance date of these consolidated financial statements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded as well, through increased air and ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, the Company’s operations have not been materially affected.

The Company does not anticipate any short-term material impact on its business performance due to the ongoing conflicts in the Gaza Strip, Lebanon, Iran and the overall geo-political situation in Israel. However, as this is an unpredictable event, its continuation or resolution could influence our expectations. We are closely monitoring political and military developments and assessing their potential impact on our operations, financial performance, and overall business conditions.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 – GENERAL (continued):

d.

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of Nasdaq indicating that the Nasdaq staff (the “Staff”) had determined to delist the Company’s securities from The Nasdaq Capital Market. As disclosed in the Notice, the Staff determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Nasdaq Listing Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-10 reverse stock split on November 18, 2025, and therefore was subject to immediate delisting.

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

On April 24, 2026, the Company announced that it had been approved for and commenced trading on the OTCQB Venture Market operated by OTC, effective at the open of business on April 24, 2026. The Company’s common stock continues to trade under the symbol “ASNS.” In July 2026, Nasdaq filed a Form 25-NSE with the SEC to complete the delisting of the Company’s common stock.

In connection with the Company’s Common Stock Purchase Agreement with White Lion (the “ELOC Holder”) as described in Note 6b below, since the Company failed to maintain its listing on the Nasdaq Capital Market, the Commitment Fee Amount has been increased pursuant to the terms of the Delisting Penalty Provision of such agreement. On July 1, 2026, the Company entered into an Exchange and Amendment Agreement with the ELOC Holder, pursuant to which the Company’s obligations under the Commitment Shares provisions and the Delisting Penalty Provision were amended through the issuance of the Amendment Commitment Securities. See Note 6b.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of the SEC’s Regulation S-X. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States (“U.S. GAAP”) can be condensed or omitted. These financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of its financial position as of and for the periods presented. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results that could be expected for the 2026 fiscal year or any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

b.	Use of estimates in preparation of financial statements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to fair values of financial instruments, inventory write-offs, provisions, as well as estimates used in applying the revenue recognition policy. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The liability associated with the pre-funded warrants issued in December 2025 amounted to $750 as of December 31, 2025. During April and May 2026, all such pre-funded warrants were exercised, and the related liability was reclassified to shareholders’ equity upon exercise. Accordingly, no liability associated with these warrants remained outstanding as of September 30, 2026.

On July 1, 2026, in connection with the Exchange and Amendment Agreement with White Lion (see Note 6b), the Company issued pre-funded warrants and common warrants as part of the amendment consideration. As of September 30, 2026, these warrants were classified as liabilities.

The Amendment Commitment pre-funded warrants are measured using the quoted price of the Company’s common stock less the nominal exercise price. The Amendment Commitment Common Warrants are measured using a probability-weighted Black-Scholes model (Level 3).

As of September 30, 2026, the pre-funded warrants liability and the common warrants liability amounted to $192 and $8, respectively.

As of September 30, 2026, and December 31, 2025, the fair values of the Company’s cash, cash equivalents, short and long-term deposits, restricted bank deposits, trade receivables, other current assets, trade payables, long-term loan and restricted cash approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets because of their nature.

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

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company has customer balances representing 10% or more of trade receivables as of September 30, 2026 or December 31, 2025 as follows:

1.	Customer A represented 28% and 0% of the Company trade receivables balance as of September 30, 2026, and December 31, 2025, respectively.

2.	Customer B represented 21% and 1% of the Company trade receivables balance as of September 30, 2026, and December 31, 2025, respectively.

3.	Customer C represented 4% and 15% of the Company trade receivables balance as of September 30, 2026, and December 31, 2025, respectively.

4.	Customer D represented 1% and 12% of the Company trade receivables balance as of September 30, 2026, and December 31, 2025, respectively.

The Company does not see any material credit risk regarding the major trade receivable balance.

e.	Segments

Our Chief Executive Officer (CEO), as the Chief Operating Decision Maker (CODM), oversees the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis. As such, the segment’s profit (loss) is the Company’s consolidated net income (loss) and the segment’s assets are the Company’s consolidated assets. Additionally, the CODM monitors and manages the Company’s operations by reviewing functional expenses- including cost of revenues, sales and marketing, research and development, general and administrative expenses, interest expense, other financial expense/income net and other income- at the consolidated level.

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

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 – INVENTORIES:

	September 30, 2026	December 31, 2025
Raw materials	1,616	1,695
Finished goods	689	766
	2,305	2,461

Inventory write-downs amounted to $92 and $140 during the nine months ended September 30, 2026, and 2025, respectively, and $54 and $48 during the three months ended September 30, 2026 and 2025, respectively. Inventories write-downs are recorded in cost of revenues.

NOTE 4 – EVENTS OCCURRED DURING THE PERIOD:

a.	The Company’s Israeli subsidiary has an operating lease agreement for a facility in Israel, which was renewed on December 28, 2023, and expired on December 31, 2025. The lease payments are denominated in NIS and are indexed to the consumer price index. The Company has extended its lease agreement in a different space owned by the same landlord from February 23, 2026, for two years, expiring on February 22, 2028. The monthly lease fee is a total of $21. In addition, the Subsidiary leases vehicles under operating leases. As of September 30, 2026, the weighted-average remaining lease term of the Company’s operating leases was 1.43 years.

As of February 23, 2026, the Company recorded the related asset and liability at the present value of payments over the lease term, discounted using the lessee’s incremental borrowing rate, which was 7.6%.

As of September 30, 2026, the maturity of lease liabilities under our non-cancelable operating leases was as follows:

2026 (remaining three months)	72
2027	287
2028	53
Total future minimum lease payments	412
Less: interest	(19)
Present value of operating lease liabilities	393

b.	The Company entered into a bridge loan agreement with Bank Mizrahi-Tefahot on December 3, 2025, pursuant to which it received a loan in the principal amount of $350. The loan bears effective interest rate 9.63% and is repayable under the conditions set out in the agreement. The proceeds were used for the general working capital requirements of Actelis Networks, Inc. and were presented under short-term loan in the Company’s consolidated financial statements. During the three months ended March 31, 2026, the Company repaid the outstanding loan in full, including all accrued interest.

c.	On March 18, 2026, the Board of Directors authorized an expansion of the Company’s share repurchase program, pursuant to which the Company may repurchase up to $1,500 of its outstanding common stock. Repurchases under the program may be made from time to time at management’s discretion through open market purchases, privately negotiated transactions, block trades, and/or pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and other applicable laws.

In March 2026, the Company repurchased an aggregate of 2,674,709 shares of its common stock for a total consideration of $1,039. All repurchased shares were subsequently cancelled and returned to the status of authorized but unissued shares.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated to repay certain research and development grants received from the Israel Innovation Authority (“IIA”) in the form of a royalty rate on future sales of products derived from the funded research and development activities. The aggregate amount of royalties to be paid is determined based on 100% of the total grants received for qualified projects plus interest. The Company may be required to pay royalties based on previous years funding in periods after September 30, 2026, for the future sale of products that includes technology developed and funded with these research and development grants received to date.

In October 2024, the Company entered into a payment plan with the Israel Innovation Authority (“IIA”) to settle the outstanding balance as of the prior year. Pursuant to the agreement, the IIA agreed to offset a delayed payment of approximately $50 against the total outstanding balance, and the Company paid $190. The remaining balance is payable in quarterly installments of approximately $106, commencing in October 2024. The outstanding balance continues to accrue interest and linkage differentials in accordance with applicable legal requirements until fully settled.

In addition, the Company is required to report and pay ongoing royalties commencing from the first half of 2024.

During the three and nine months ended September 30, 2026, the Company repaid $130 and $254, respectively and during the three and nine months ended September 30, 2025, the Company repaid $104 and $340, respectively.

As of September 30, 2026, and December 31, 2025, the Company had a liability to pay royalties in the amount of approximately $625 and $612, respectively.

b.	For information related to the settlement of the liability for commitment fee under the ELOC agreement, see Note 6b.

NOTE 6 – SHAREHOLDERS’ EQUITY:

a.	As of September 30, 2026 a total of 1,069 shares of common stock were held by the Company as treasury shares.

b.

Equity Line of Credit Agreement:

October 2025 Equity Line of Credit Agreement

On September 27, 2025, the Company entered into an equity line of credit agreement (the “ELOC Purchase Agreement”) with the ELOC Holder and a registration rights agreement (the “White Lion RRA”) commencing from October 1, 2025 (the “Effective Date”) provided that the Company did not cancel the ELOC Purchase Agreement prior to the Effective Date. Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the Commitment Amount of $30,000 in aggregate gross purchase price of newly issued shares of the Company’s Common Stock for the 36-month period beginning from October 1, 2025 (the “Commitment Shares”), subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. The shares will be issued at a fixed discount to the lowest of the prevailing market price or the VWAP of the lowest traded price in the preceding 30 days.

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

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued):

According to the agreement, if, at any point during the term of the Common Stock Purchase Agreement, the Company fails to be listed on the Nasdaq, the Commitment Fee Amount will increase to $1,000 if remedied within six months or less, to $1,250 if remedied after six months but before twelve months, and $1,500 if not remedied within twelve months (the “Delisting Penalty Provision”). If the Common Stock Purchase Agreement is terminated, the Delisting Penalty Provision shall automatically be waived on the date that is six (6) months after the later of (A) the date on which shareholder approval is obtained and (B) the date on which the resale registration statement has been declared effective by the SEC.

Since the Company failed to maintain its listing on the Nasdaq Capital Market, the Company recorded additional liability to commitment fees in the amount of $625 based on management’s remediation plan, recorded in other financial income (expense), net during the nine months ended September 30, 2026.

In December 2025, the Company initiated a draw under the Equity Line of Credit Purchase Agreement (the “ELOC”). In connection with this draw, the Company issued 21,000 shares of its Common Stock to White Lion in accordance with the terms of the agreement.

During April and May 2026, White Lion exercised all 1,703,147 pre-funded warrants, resulting in the issuance of an equivalent number of shares of the Company’s common stock. Upon exercise, the related liability was remeasured and reclassified to shareholders’ equity.

The Company may terminate the ELOC Purchase Agreement at any time, which shall be effected by written notice being sent by the Company to White Lion.

Exchange and Amendment Agreement - July 2026

On July 1, 2026, the Company and the ELOC Holder entered into an Exchange and Amendment Agreement (the “ELOC Amendment”), pursuant to which, in exchange for White Lion’s right to receive shares of common stock under the Commitment Shares provisions and the Delisting Penalty Provision, the Company issued to White Lion an aggregate of 9,850,000 Amendment Commitment Securities, comprised of (i) 3,000,000 shares of common stock, (ii) 3,850,000 pre-funded warrants (the “Amendment Commitment Pre-Funded Warrants”) and (iii) 3,000,000 common warrants (the “Amendment Commitment Common Warrants”).

The Amendment Commitment Pre-Funded Warrants and common warrants have been classified as liabilities.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued):

As of September 30, 2026, neither the Amendment Commitment Pre-Funded Warrants nor the Amendment Commitment Common Warrants were exercisable.

In addition, the ELOC Amendment modified the purchase notice mechanisms under the original ELOC Purchase Agreement, including the replacement of the delisting purchase notice mechanism with amended Rapid Purchase Notice and Regular Purchase Notice provisions. Under the amended provisions, the purchase price is generally determined as 97% of the applicable market reference price, as defined in the agreement, less $0.005 per share, subject to the terms and limitations set forth therein.

The Company agreed not to submit purchase notices until the later of 30 days following the ELOC Amendment and the effectiveness of the applicable resale registration statement.

On July 1, 2026, the Company filed a registration statement covering the resale of the Amendment Commitment Securities and up to 6,000,000 additional shares issuable under the ELOC Purchase Agreement, which was declared effective by the SEC on July 7, 2026.

Except as amended, the ELOC Purchase Agreement remains in effect in accordance with its terms.

Following the ELOC Amendment, on July 1, 2026, the Company derecognized the outstanding commitment fee liability of $625 and recognized the following consideration issued to White Lion:

●	Common stock with a fair value of $227, recorded in shareholders’ equity;

●	Amendment Commitment Pre-Funded Warrants with a fair value of $293, recorded as a financial liability; and

●	Amendment Commitment Common Warrants with a fair value of $24, recorded as a financial liability.

The difference of $81 between the carrying amount of the derecognized liability and the aggregate fair value of the consideration issued was recognized as a gain in other financial income (expense), net, during the three months ended September 30, 2026.

The Amendment Commitment Pre-Funded Warrants and Amendment Commitment Common Warrants were classified as liabilities in accordance with ASC 815-40 because the Company did not have sufficient authorized and unissued shares available to settle the warrants. These liabilities are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in other financial income (expense), net.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued):

As of September 30, 2026, the liabilities associated with the Amendment Commitment Pre-Funded Warrants and Amendment Commitment Common Warrants amounted to $192 and $8, respectively.

For the three and nine months ended September 30, 2026, the Company recognized net financial income of $198 and $103, respectively, in connection with the ELOC Purchase Agreement and the ELOC Amendment.

No shares of common stock were sold pursuant to purchase notices under the ELOC Purchase Agreement during the three months ended September 30, 2026.

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

During the nine months ended September 30, 2026, the Company issued and sold 18,429,137 shares of common stock for gross proceeds of approximately $7,311. The issuance cost was $368.

The Company is currently unable to utilize its ATM facility as a result of its delisting from Nasdaq until it is relisted.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued):

d.	Total outstanding warrants as of September 30, 2026, are as follows:

	Number of warrants	Exercise price	Period left in years
Warrants May 2023	6,613	$46.25	0.65
Warrants December 2023	8,899	$14.75	2.2
Warrants June 2024	6,998	$34.375	3.05
Warrants July 2025	499,188	$6.2-7.7	1.57
Warrants September 2025	670,421	$3.7-4.6	2.51
Warrants October 2025	10,000	$3.7	4
Warrants December 2025	6,687,500	$0.8-1	4.2
Commitment Common Warrants July 2026 *	3,000,000	$0.2	*
Other	3,679	$102.7 - 500	0.65
Outstanding as of September 30, 2026	10,893,298

*	Exercisable upon listing of the Company’s common stock on an Eligible Market and expire eighteen months thereafter. These warrants are classified as liabilities (see Note 6b).

e.	Share-based compensation:

1)	A summary of the Company’s share options, granted to employees, directors, under option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2026	3,958	$64.64	3.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	(331)	7.04	-

Outstanding – September 30, 2026	3,627	69.91	2.97
Exercisable – September 30, 2026	3,617	70.06	2.95

The majority of the share-based compensation expenses are included in the condensed consolidated statements of comprehensive loss under General and Administrative.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued):

As of September 30, 2026, the unrecognized compensation costs related to those unvested stock options are $0.4.

2)	A summary of the Company’s RSUs, granted to employees, directors, under option plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
RSUs outstanding – January 1, 2026	173,789	4.36
Granted	1,000	1.1
Vested	(59,423)	4.34
Forfeited	(8,832)	4.08
Outstanding – September 30, 2026	106,534	4.36

The majority of the RSUs expenses are included in the condensed consolidated statements of comprehensive loss under General and Administrative.

As of September 30, 2026, the unrecognized compensation cost related to unvested RSUs totaled approximately $385 and is expected to be expensed over a weighted-average recognition period of approximately 1 year.

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

Diluted loss per share excludes 10,893,298 shares underlying outstanding warrants, 3,627 shares underlying outstanding options, and 106,534 shares underlying outstanding RSUs for the nine months ended September 30, 2026, because the effect of their inclusion in the computation would be antidilutive.

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 7 – BASIC AND DILUTED LOSS PER SHARE (continued):

Diluted loss per share excludes 1,202,794 shares underlying outstanding warrants, 4,059 shares underlying outstanding options, and 174,307 shares underlying outstanding RSUs for the nine months ended September 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
Numerator:

Net loss – basic and diluted	$(5,096)	$(5,741)	$(1,247)	$(1,980)

Denominator:

Common shares outstanding used in computing net loss per share	22,799,577	981,337	28,841,034	1,175,324

Pre-funded warrants to purchase common shares	2,046,901	1,150	3,850,000	3,438
Weighted average number of shares used in computing basic and diluted net loss per share	24,846,478	982,487	32,691,034	1,178,762

Net loss per share – basic and diluted	(0.21)	(5.84)	(0.04)	(1.68)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES:

The Company operates as one operating segment (developing and marketing access broadband equipment for copper and fiber networks).

a.	Geographic information:

Following is a summary of revenues by geographic areas. Revenues are attributed to geographic areas, based on the location of the end customers:

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
North America	$2,058	$1,320	$596	$221
Europe, the Middle East and Africa	943	835	415	401
Asia Pacific	170	150	70	21
	$3,171	$2,305	$1,081	$643

ACTELIS NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 8 – ENTITY WIDE INFORMATION AND DISAGGREGATED REVENUES (continued):

b.	Deferred revenues:

	Nine months ended September 30,
	2026	2025
Opening balance	243	339
Revenue recognized that was included in the contract liability balance at the beginning of the year	(173)	(242)
Additions, net of amounts recognized in the current period	280	180
Ending balance	350	277

As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligation is $350, and the Company will recognize this revenue over the next 30 months.

c.	Customers representing 10% or more of net revenues and the amount of revenues recognized are as follows:

	Nine months ended September 30, 2026		Three months ended September 30, 2026
Customer A	24%	$753	9%	$102
Customer B	3%	$109	2%	$16
Customer C	7%	$207	18%	$196
Customer D	10%	$310	27%	$294
Customer E	1%	$46	1%	$15

	Nine months ended September 30, 2025		Three months ended September 30, 2025
Customer A	4%	$103	6%	$38
Customer B	11%	$257	6%	$39
Customer C	1%	$12	2%	$12
Customer D	1%	$32	5%	$31
Customer E	8%	$179	27%	$171

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

Overview

We are a market leader in cyber-hardened, rapid-deployment networking solutions for wide-area internet of things (“IoT”) applications including federal, state, and local government, intelligent traffic systems (“ITS”), military, utility, rail, telecom, and campus applications. Our unique portfolio of hybrid fiber, environmentally hardened aggregation switches, high density Ethernet devices, advanced management software and cyber-protection capabilities, unlocks the hidden value of essential networks, delivering safer connectivity for rapid, cost-effective deployment.

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

A primary focus of ours is to provide our customers with a cyber-secure network solution. We currently offer Triple-Shield protection of data delivered with coding, scrambling, and encryption of the network traffic. We also provide secure, encrypted access to our network management software, and are working to further enhance system-level and device-level software protection. We are also working to introduce additional capabilities for network-wide cyber protection software as an additional software and as a license-based service.

When high speed, long reach, reliable and secure connectivity is required, network operators usually resort to using wireline communication over physical communication lines such as fiber, coax, and copper, rather than wireless communication that is more limited in performance, reliability, reach, and security. However, new fiber wireline infrastructure is costly to deploy, involves lengthy civil works to install, and, based on our internal calculations, often accounts for more than 50% of total cost of ownership and time to deploy wide-area IoT projects.

Providing new fiber connectivity to hard-to-reach locations is especially costly and time-consuming, often requiring permits for boring, trenching, and right-of-way, sometimes done over many miles. Connecting such hard-to-reach locations may cause significant delays and budget overruns in IoT projects. Our solutions aim to solve these challenges by instantly enhancing performance of such existing copper and coax infrastructure to fiber-grade performance, through the use of advanced signal processing and unique, patented network architecture, without the need to run new fiber to hard-to-reach locations; thus, effectively accelerating deployment of many IoT projects, as we estimate, sometimes from many months to only days. The result for the network owner is a hybrid network that optimizes the use of both new fiber (where available) as well as upgraded, fiber-grade copper and coax that is now modernized, digitized and cyber-hardened. This unique hybrid network approach is making IoT projects often significantly more affordable, fast to deploy, and predictable to plan and budget.

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

Since our inception, our business was focused on serving telecommunication service providers, also known as Telcos, to provide connectivity for enterprises and residential customers. Our products and solutions have been deployed with hundreds of telecommunication service providers worldwide, in enterprise, residential, and mobile base station connectivity applications. In recent years, as we have further developed our technology and introduced additional products, we turned our focus on serving the wide-area IoT, federal, and U.S. Department of War markets, as well as multi-dwelling units, and introduced, in 2024, our cyber-aware networking solutions for IoT markets as well.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Revenues	$3,171	$2,305	$1,081	$643
Cost of revenues	1,926	1,566	650	460
Gross profit	1,245	739	431	183
Research and development expenses	1,963	1,947	616	591
Sales and marketing	2,041	2,155	600	789
General and administrative	2,164	2,224	693	805
Other income	-	(73)	-	(73)
Operating loss	(4,923)	(5,514)	(1,478)	(1,929)
Interest expense	(132)	(83)	(12)	(27)
Other financial income (expenses), net	(41)	(144)	243	(24)
Net comprehensive loss for the period	$(5,096)	$(5,741)	$(1,247)	$(1,980)

Three and Nine Months Ended September 30, 2026, Compared to Three and Nine Months Ended September 30, 2025

Revenues

Our revenues for the three months ended September 30, 2026, amounted to $1.1 million, compared to $0.6 million for the three months ended September 30, 2025. The increase was primarily attributable to an expansion of the Company’s sales footprint to Federal and Intelligent Transportation Systems (“ITS”) customers in the US, as well as to other customers in Europe, the Middle East and Africa (“EMEA”), with revenue increases of 170% in North America, 3% in EMEA and 233% in Asia.

Our revenues for the nine months ended September 30, 2026, amounted to $3.2 million, compared to $2.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to an expansion of the Company’s sales footprint, including delivery of a renewal order to a large U.S. carrier for software and service and ITS customers in the US and EMEA, with revenue increases of 56% in North America, 13% in EMEA and 13% in Asia.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2026, amounted to $0.7 million, compared to $0.5 million for the three months ended September 30, 2025. The increase was primarily attributable to higher sales volume during the period and in line with the increase in revenue and software revenue mix.

Our cost of revenues for the nine months ended September 30, 2026, amounted to $1.9 million, compared to $1.6 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher sales volume during the period and in line with the increase in revenue and software revenue mix.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2026, amounted to $0.6 million, compared to $0.6 million for the three months ended September 30, 2025. The expense remained substantially consistent with prior year period. The Company implemented cost reduction measures during the period; however, the resulting savings were offset by the unfavorable impact of foreign exchange rate fluctuations.

Our research and development expenses for the nine months ended September 30, 2026, amounted to $2.0 million, compared to $1.9 million for the nine months ended September 30, 2025. The expense remained substantially consistent with prior year period. The Company implemented cost reduction measures during the period; however, the resulting savings were offset by the unfavorable impact of foreign exchange rate fluctuations.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended September 30, 2026, amounted to $0.6 million, compared to $0.8 million for the three months ended September 30, 2025. The decrease is associated with cost reduction measures taken, including reduction in payroll expense, partially offset by the unfavorable impact of foreign exchange rate fluctuations.

Our sales and marketing expenses for the nine months ended September 30, 2026, amounted to $2.0 million, compared to $2.2 million for the nine months ended September 30, 2025. The decrease is primarily attributable to cost reduction measures taken, partially offset by the unfavorable impact of foreign exchange rate fluctuations.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2026, amounted to $0.7 million, compared to $0.8 million for the three months ended September 30, 2025. The decrease is primarily attributable to cost reduction measures taken, partially offset by the unfavorable impact of foreign exchange rate fluctuations.

Our general and administrative expenses for the nine months ended September 30, 2026, amounted to $2.2 million, compared to $2.2 million for the nine months ended September 30, 2025. The expense remained substantially consistent with prior year period. The Company implemented cost reduction measures during the period; however, the resulting savings were offset by the unfavorable impact of foreign exchange rate fluctuations.

Other Income

Other income for the three and nine months ended September 30, 2025 was attributable to a government grant provided by the State of Israel in connection with the economic impact of the military conflict with Iran. No other income was recognized during the three and nine months ended September 30, 2026.

Operating Loss

Our operating loss for the three months ended September 30, 2026, was $1.5 million, compared to $1.9 million for the three months ended September 30, 2025. The decrease in operating loss was primarily attributable to an increase in sales, an improvement in gross margin to 40% from 28% in the prior-year period, and the impact of cost-reduction measures which is partially offset by the unfavorable impact of foreign exchange rate fluctuations.

Our operating loss for the nine months ended September 30, 2026, was $4.9 million, compared to an operating loss of approximately $5.5 million for the nine months ended September 30, 2025. The decrease in operating loss was primarily attributable to an increase in sales, an improvement in gross margin to 39% from 32% in the prior-year period, and the impact of cost-reduction measures which is partially offset by the unfavorable impact of foreign exchange rate fluctuations.

Other Financial Income (Expenses), Net

Our financial income, net for the three months ended September 30, 2026, was $0.2 million compared to financial expense, net of $24 thousand for the three months ended September 30, 2025. Other financial income, net is primarily attributable to gain from the change in the fair value of pre-funded warrants and common warrants classified as liabilities, interest expenses and exchange rate differences of certain currencies (mainly NIS against USD).

Our financial expense, net for the nine months ended September 30, 2026, was $41 thousand compared to financial expense, net of $0.1 million for the nine months ended September 30, 2025. Other financial expenses mainly consisted of commitment-fee expense, gain from the change in the fair value of pre-funded warrants and common warrants classified as liabilities, interest expenses and exchange rate differences of certain currencies (mainly NIS against USD).

Net Comprehensive Loss

Our net comprehensive loss for the three months ended September 30, 2026 was $1.2 million, compared to net loss of $2.0 million for the three months ended September 30, 2025. The decrease was primarily due to higher sales, improved gross margins, and continued efforts to reduce operating expenses as well as income from the changes in the fair value of pre-funded warrants and common warrants liabilities. These favorable factors were partially offset by the adverse impact of foreign exchange rate.

Our net comprehensive loss for the nine months ended September 30, 2026 was $5.1 million, compared to net loss of $5.7 million for the nine months ended September 30, 2025. The decrease was primarily due to higher sales, improved gross margins, and continued reductions of operating expenses as well as income from the changes in the fair value of pre-funded warrants and common warrants liabilities. These favorable factors were partially offset by the adverse impact of foreign exchange rate.

Non-GAAP Financial Measures

	Nine months Ended September 30,		Three months Ended September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Revenues	$3,171	$2,305	$1,081	$643
GAAP net loss	(5,096)	(5,741)	(1,247)	(1,980)
Interest expense	132	83	12	27
Other financial expenses (income), net	41	144	(243)	24
Tax expense	-	29	-	-
Fixed asset depreciation expense	17	14	10	2
Stock based compensation	200	308	62	179
Other one-time expenses (income)	-	(73)	-	(73)
Non-GAAP Adjusted EBITDA	(4,706)	(5,236)	(1,406)	(1,821)

Use of Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP financial measures. In addition to reporting financial results in accordance with GAAP, we provide Non-GAAP supplemental operating results adjusted for certain items, including: financial expenses, which are interest, financial instrument fair value adjustments, exchange rate differences of assets and liabilities, share based compensation expenses, depreciation and amortization expense. We adjust for the items listed above and show non-GAAP financial measures in all periods presented, unless the impact is clearly immaterial to our financial statements. When we calculate the tax effect of the adjustments, we include all current and deferred income tax expense commensurate with the adjusted measure of pre-tax profitability.

We utilize the adjusted results to review our ongoing operations without the effect of these adjustments but not for comparison to budgeted operating results. We believe the supplemental adjusted results are useful to investors because they help them compare our results to previous periods and provide important insights into underlying trends in the business and how management oversees and optimizes our business operations on a day-to-day basis. We exclude the costs in calculating adjusted results to allow us and investors to evaluate the performance of the business based upon its expected ongoing operating structure. We believe the adjusted measures, accompanied by the disclosure of the costs of these programs, provide valuable insight into our financial performance. Adjusted results should be considered only in conjunction with results reported according to GAAP.

	For the nine months ended September 30,		For the three months ended September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Revenues	$3,171	$2,305	$1,081	$643

Non-GAAP Adjusted EBITDA	(4,706)	(5,236)	(1,406)	(1,821)

As a percentage of revenues	(148.4)%	(227.2)%	(130.1)%	(283.2)%

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities, debt financing, convertible loans and royalty-bearing grants that we received from the Israel Innovation Authority. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes.

Our future capital requirements will be affected by many factors, including our revenues and resulting gross margin growth, the timing and extent of investments to support such growth compared to our resulting increase in revenues and gross margin, the associated expansion of sales and marketing activities, increases or decreases in general and administrative costs, working capital to support securing raw material supply and other factors as described under “Risk Factors.” At the same time, our investments, including in sales and marketing, as well as the cost reduction measures we are taking, are aimed at reaching a break-even point with respect to our profits and losses and resulting cash flow.

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

As discussed in Note 1(b) to the condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and incurred losses of approximately $5.1 million and approximately $5.7 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, we had negative cash flows from operations of $4.6 million and $5.6 million, respectively.

As of September 30, 2026, we had an accumulated deficit of $57.4 million, cash on hand of approximately $4.8 million and deposits and restricted bank deposits of $0.2 million as of September 30, 2026. We monitor our cash flow projections on a current basis and take active measures to obtain the funding we require to continue our operations. However, these cash flow projections are subject to various uncertainties concerning their fulfillment, such as the ability to increase revenues due to lack of customers or decrease cost structure. Our transition to profitable operations is dependent on generating a level of revenue adequate to support our cost structure through growth of existing and new customers.

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

If at any point during the term of the ELOC Purchase Agreement the Company failed to be listed on the Nasdaq Capital Market, the Commitment Fee Amount would increase to $1,000,000 if remedied within six months or less, to $1,250,000 if remedied after six months but before twelve months, and $1,500,000 if not remedied within twelve months (the “Delisting Penalty Provision”).

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

On July 1, 2026, the Company and White Lion entered into the Amendment to the ELOC Purchase Agreement pursuant to which the Company agreed to issue to White Lion an aggregate of 9,850,000 Amendment Commitment Securities (the “Amendment Commitment Securities”) in exchange for White Lion’s right to receive shares of common stock under the Commitment Shares provisions and the Delisting Penalty Provision due to the Company’s delisting from the Nasdaq Capital Market in April 2026. The Amendment Commitment Securities are comprised of (i) 3,000,000 shares of common stock, (ii) 3,850,000 pre-funded warrants (“Amendment Commitment Pre-Funded Warrants”), and (iii) 3,000,000 common warrants (“Amendment Commitment Common Warrants”).

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

The Amendment Commitment Common Warrants will have an initial exercise date on the date on which the Company successfully lists its common stock on an “Eligible Market,” as such term is defined in the Amendment Commitment Common Warrants (the “Common Warrant Initial Exercise Date”). The exercise price of the Amendment Commitment Common Warrants is $0.20 per share, and the warrants shall be exercisable until the eighteen-month anniversary of the Common Warrant Initial Exercise Date.

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

Under an amended Regular Purchase Notice Option, the purchase price to be paid by White Lion shall mean (a) ninety-seven percent (97.0%) multiplied by the lower of (i) the lowest daily VWAP of the common stock during the Regular Purchase Valuation Period (as such term is defined in the ELOC Purchase Agreement) or (ii) the closing price of common stock one business day prior to the delivery of the applicable Regular Purchase Notice, minus (b) $0.005 (provided that, notwithstanding anything in the ELOC Purchase Agreement to the contrary, if the Company, at any time, combines (by any reverse stock split, stock dividend, stock combination, recapitalization, or other similar transaction) one or more classes of its outstanding common stock into a smaller number of shares, the $0.005 amount shall not be proportionately increased or otherwise adjusted).

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine months ended September 30,
(U.S. dollars in thousands)	2026	2025
Net cash used in operating activities (including the effect of exchange rate changes on cash and cash equivalents and restricted cash)	$(4,552)	$(5,626)
Net cash used in investing activities	(54)	(4)
Net cash provided by financing activities	5,075	5,121
Net change in cash	$469	$(509)

As of September 30, 2026, we had cash, cash equivalents, and restricted cash and cash equivalents of approximately $4.8 million compared to approximately $1.8 million of cash, cash equivalents and restricted cash as of September 30, 2025.

Cash used in operating activities amounted to $4.6 million for the nine months ended September 30, 2026, compared to approximately $5.6 million for the nine months ended September 30, 2025. The decrease in cash used in operating activities was primarily attributable to cost reduction, favorable changes in working capital, operating assets and liabilities compared to the prior-year period.

Net cash used in investing activities was $54 thousand for the nine months ended September 30, 2026, compared to net cash used in investing activities of $4 thousand for the nine months ended September 30, 2025. The increase is associated with an increase in the purchase of fixed assets during the period.

Net cash provided by financing activities was $5.1 million for each of the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, net proceeds from the issuance of common stock under our ATM program increased to approximately $6.9 million, compared to approximately $2.4 million in the corresponding period of 2025. This increase was primarily offset by proceeds from equity financings, warrant inducements and short-term borrowings received during the nine months ended September 30, 2025, which did not recur in 2026, as well as approximately $1.0 million used for repurchases of common stock during the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We continued to conduct ongoing evaluation of the effectiveness of our “disclosure controls and procedures,” as defined by Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of September 30, 2026, the end of the period covered by this Quarterly Report. This evaluation, which was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is performed to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and effectively operated, can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our CEO and CFO concluded our disclosure controls and procedures were effective at a reasonable assurance level as of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this quarterly report, other than one employee who has been called for military service, we have not been materially impacted by any absences of personnel at our service providers or counterparties located in Israel. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this quarterly report, we currently have 33 full-time employees, with 26 employees located in Israel and 7 employees located outside of Israel.

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

As part of the Amendment with White Lion, we agreed to file a registration statement (the “Registration Statement”) to register for resale the Amendment Commitment Securities and up to 6,000,000 additional shares issuable under the ELOC Purchase Agreement. The Company agreed to file the Registration Statement within 10 business days after the date of the Amendment. The Registration Statement was filed on July 1, 2026 and was declared effective by the SEC on July 7, 2026. As a result, the unregistered shares sold are now registered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of the Twenty-Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated May 2, 2022 (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A, filed on May 10, 2022)
3.2	Certificate of Amendment to the Twenty-Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated April 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2023)
3.3	Certificate of Amendment to the Twenty-Fourth Amended And Restated Certificate of Incorporation of the Registrant, dated November 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2025)
3.4	Amended and Restated Bylaws of Actelis Networks, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A, filed on May 10, 2022)
4.1	Form of Amendment Commitment Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 1, 2026)
4.2	Form of Amendment Commitment Common Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 1, 2026)
10.1	Form of Exchange and Amendment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Actelis Networks, Inc.

Date: November 10, 2026	By:	/s/ Tuvia Barlev
Tuvia Barlev
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Yoav Efron
Yoav Efron
Chief Financial Officer and Deputy Chief Executive Officer (Principal Financial and Accounting Officer)